Form 10KSB
period 2000-12-31
NEW ERA TRADING GROUP INC
filed 2001-07-23
CIK 1108307

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549

                             Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ........... to ...........

Commission file number 000-30599

                       NEW-ERA TRADING GROUP, INC.
              (Name of small business issuer in its charter)

                              FLORIDA
   (State or other jurisdiction of incorporation or organization)

                            65-0093914
                  (I.R.S. Employer Identification No.)

     7511 N.W. FIRST COURT, PEMBROKE PINES, FLORIDA       33024
   (Address of principal executive offices)            (Zip Code)

  (954) 894-3696                                      (954) 894-3676
  Issuer's telephone number                 Issuer's Facsimile number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:  NONE

Name of each exchange on which registered:  NOT APPLICABLE

Securities registered under Section 12(g) of the Exchange Act:

Title of class:  Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB.    [  ]

State issuer's revenues for its most recent fiscal year. None

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,020,960 shares at April 25, 2001

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

NONE

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No
[X]

                      FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including information included under Parts I and II of this annual report, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this annual report are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions regarding the Company's intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Readers are cautioned that actual results may differ materially from those projected in the forward looking statements as a result of various factors, many of which are beyond the control of the Company. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this annual with the SEC. Readers are urged to carefully review and consider the various disclosures made by the Company in this annual report.

PART I

Item 1. Description of Business.

Business Development Since Inception

New-Era Trading Group, Inc., (the "Company") was incorporated in Florida in December 1988, under the name "Gardner Marketing Services, Inc."
Management believes that from incorporation until 1992, the Company was essentially dormant. In September 1992, the Company began an effort to develop an import/export business. Initially, the Company imported a single consumer product from Brazil. In March 1994, the founder of the Company and his wife sold their entire stock interest in the Company to a third party and withdrew from all involvement with the Company. In May 1994, the Company changed its name to New-Era Trading Group, Inc. Subsequently, the Company added importation and distribution of two additional Brazilian products (one of which it also sought to distribute in Europe) and terminated importation of its initial Brazilian product. Being unable to establish an adequate market, quality control and gross profit margins for these products, the Company terminated trade in the Brazilian products and undertook the importation and distribution of a line of food products from Ecuador. The Company was unable to raise sufficient additional capital to support the marketing effort for the products or for any further business activity and ceased all business operations in February 1998. In connection with the cessation of business, the Company liquidated all of its assets (primarily a limited amount of office furnishings and equipment). At the present time the Company has returned to developmental and promotional stages. The Company is now a "shell" company conducting no business operation, other than its limited efforts to seek merger partners or acquisition candidates. The Company does not have any employees or own any assets, other than its trademark, which one of the Company's directors and former president expects to retain personally in any Business Combination, in view of the expectation that the trademark is unlikely to have any value to the business enterprise following any merger or acquisition.

Planned Pursuit of a Business Combination

The Company plans to seek a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business") which desires to employ the Company to become a reporting corporation under the Securities Exchange Act of 1934, as amended, ("Exchange Act"). The Company has elected to register it's common stock, $.01 value (the "Common Stock") pursuant to Section 12(g) of the Exchange Act on a voluntary basis in order to create a reporting "shell" company. Following the filing of this annual report, the Company intends to seek a securities broker-dealer to become a market maker for the Company's Common Stock and to sponsor the quotation thereof on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. The Company believes that being a fully reporting company under the Exchange Act and having its Common Stock quoted on the OTC Bulletin Board, whether or not bid and asked quotations are actually published from time to time, will make the Company more attractive to a Target Business which is seeking a shell company with which to merge or by which to be acquired. The sole cost to a Target Business of merging with or being acquired by the Company, other than normal professional fees related to the transaction and required filings with the Commission, will be an obligation to pay off the Company's existing liabilities of approximately $107,000. The Company's current directors and officers, who coincidentally considered as a group are the Company's controlling stockholders at the date of this annual report, do not expect to sell any Common Stock which they now own to the Target Business or its affiliates in connection with a Business Combination. The payment of the Company's accrued liabilities are expected to be the Target Business' entire direct cost of entering into a Business Combination with the Company.

Reasons the Company may be Attractive as a Shell Company

The Company believes that the amount required to pay off its liabilities (approximately $107,000) is less than the typical price currently being charged by others to acquire control of a "fully reporting shell company". The Company was not created from scratch to be a shell company. The Company has a defined business history, audited financial statements and no contingent liabilities or unknown liabilities. The Company has approximately 270 stockholders of record and 15,020,960 shares of Common Stock outstanding, all of which was issued between 1988 and 2000 to the founders, to subsequent management and to investors in the Company's efforts to capitalize and establish itself as a going concern. Of the issued and outstanding shares of Common Stock, 6,455,820 shares are owned by "affiliates" of the Company (directors, officers and persons who own more than ten percent) and are therefore subject to public resale in compliance with Rule 144 of the Securities Act of 1933, as amended (the "Securities Act") for so long as the holders remain affiliates. Any persons who acquires or agrees to acquire, otherwise in a public market transaction, shares of the Company's Common Stock from these affiliates at a time they are affiliates will purchase a "restricted security" which is subject to public resale only in compliance with Rule 144. The Company's current affiliates do not expect to sell any of their holdings in the Company to the affiliates of the Target Business, since the stock held by the current affiliates is expected to become part of the Company's "public float", after such persons cease to be the Company's affiliates, and therefor facilitate development of a public trading market for the Company's Common Stock. Sales by the Company's current affiliates of all or part of their holdings in the Company to the affiliates of the Target Business cannot be rule out altogether, because such future affiliates may believe it is not necessary to have a public float of approximately one million shares to develop a public trading market and may accordingly desire to purchase some or all of the holdings of current affiliates. The Company's stockholders other than its current affiliates will not be able to participate in any such sales to affiliates of the Target Business.

Activities Designed to Locate a Target Business

The Company intends to seek (a) a market maker to sponsor the quotation of the Company's Common stock on the OTC Bulletin Board (if not previously identified) and (b) business opportunities for the purpose of effectuating a Business Combination with a Target Business which management believes to possess significant growth and profit potential. The Company intends to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings. The Company may effect a Business Combination with a Target Business which may be financially unstable, in its early stages of development or growth and involve a high degree of risk. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. None of the Company's present directors and officers expect to remain associated in any operational, managerial or executive capacity with or as directors of the Company following a Business Combination. Nor does present management of the Company expect to be involved in management of or as an investor in the Target Business before a Business Combination. Present management expects the management of the Target Business will assume management of the Company following the Business Combination. Presently, the Company has no plan, proposal, agreement, understanding or arrangement and is not conducting any discussions to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. Furthermore, the Company has no budget or funding set aside for that purpose. Any investigation, discussion, negotiation and acquisition of a Target Business, if any, will be paid for by the Company's present management. Pursuant to resolution of the Company's board of directors, no Business Combination may occur prior to the Company obtaining the requisite audited financial statements required pursuant to Form 8-K (or its equivalent) promulgated under the Exchange Act.

The discussion of the proposed business under this caption and throughout this annual report is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into a Business Combination.

Special Considerations

As a shell company, the Company faces special risks inherent in the investigation, acquisition or involvement in a business opportunity, whether it is in the development stage or is an operating company with a purported history of success. Especially in a Business Combination with a Target Company which is in the development stage, the Company expects to face all of the unforeseen costs, expenses, problems and difficulties generally experienced by such companies. And, the Target Company may have a "going concern" qualification to its audit report. The Company is dependent upon its directors and officers for efforts to effectuate a Business Combination.

Due to the Company's financial condition, the Target Business is expected to be primarily motivated by a desire to establish a public trading market for its shares, while avoiding what it might deem to be the adverse consequences of undertaking a public offering itself, such as difficulty in obtaining an underwriter, time delays, uncertainty of success and significant expenses incurred to comply with the Securities Act that regulates initial public offerings. A Target Business might desire, among other reasons, to create a public market for their shares in order to enhance liquidity for current shareholders, to facilitate raising capital through the public or private sale of additional securities or to have securities eligible for public trading with which to acquire additional businesses or assets. The Company's present management expects any Target Business to require additional funding, of which there is no assurance.

At the date of this annual report, the Company's common stock is not quoted in any public quotation medium (principally the "Pink Sheets" and the OTC Bulletin Board) or traded in any public stock market (either NASDAQ or a securities exchange). The Company's present management believes it is unlikely a public trading market for the Company's Common Stock will develop until after a Business Combination occurs, even if the Company obtains a sponsoring market maker which is approved to publish quotations for the Common Stock on the OTC Bulletin Board. There is no assurance that a viable public trading market for the Company's Common Stock will ever develop either before or after a Business Combination. Common Stock or other securities which the Company issues in consideration for a Business Combination are expected to be issued in a transaction not involving a public offering pursuant to an exemption from registration under the Securities Act and therefore classified as a "restricted security" subject to the limitations on resale, including a one year holding period during which no public resales can be made without registration, imposed by Rule 144 promulgated under the Securities Act. It is likely that those persons receiving the restricted Common Stock will be affiliates (directors, officers and principal stockholders) of the Target Business and of the Company following the Business Combination; and, such securities owned by them will continue to be subject to the limitations of Rule 144 as long as the holders remain affiliates of the Company. Initially, only the approximately one million shares of Common Stock which the Company presently has issued and outstanding will be available for resale in a public securities market, should one develop. Any of those shares held by persons who continue to be after or become in connection with the Business Combination affiliates of the Company will be resalable only in compliance with the requirements of Rule 144. The Company does not expect to provide to any stockholder with any right to register restricted Common Stock under the Securities Act; but, any such registration would be within the discretion of the Company's new management following a Business Combination. See "Market for Common Equity and Related Stockholder Matters".

Unspecified Industry and Target Business

The Company is not limited to the type of business, the industry in which it operates or the geographic location where it is located in its selection of a Target Business. The Company's efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, the Company reserves the right to acquire a Target Business located exclusively or primarily outside of the United States. In seeking a Target Business, the Company will consider, without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limitation, in the following areas: real estate, health care and health products, educational services, environmental services, consumer-related products and services (including amusement, entertainment and/or recreational services), personal care services, voice and data information processing and transmission and related technology development, or (ii) is engaged in wholesale or retail distribution. The Company has not selected any particular industry, geographic area or market or any Target Business on which to focus its Business Combination efforts. Accordingly, the Company is only able to make general disclosures concerning the risks and hazards of completing a Business Combination with a Target Business since there is presently no current basis for the Company to evaluate the possible merits or risks of the Target Business or the particular industry in which the Company may ultimately operate. To the extent the Company effects a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the Company effects a Business Combination with a Target Business in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth, changing or obsolescent technologies. Although present management will endeavor to evaluate the merits and risks of the Target Business, there is no assurances their evaluation will be complete or valid, or that current management is qualified to make such evaluation.

Probable Lack of Business Diversification

The Company has no financial or other resources. While the Company may, under certain circumstances, seek to effect a Business Combination with more than one Target Business, as a result of its limited resources, the Company will, in all likelihood, have the ability to effect only a single Business Combination while it remains a shell company. Accordingly, the prospects for the Company's success are expected to be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly likely that the Company will not have the resources to diversify its operations or benefit from the possible spreading of risks or offsetting of losses. The Company's probable lack of diversification could subject the Company to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which the Company may operate after completing a Business Combination. The prospects for the Company's success may be dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, there is no assurance the Target Business will prove to be commercially viable.

Limited Ability to Evaluate Target Business and Its Management

Although the Company intends to closely scrutinize the business and management of a prospective Target Business in connection with evaluating the desirability of effecting a Business Combination, there is no assurance the scrutiny and resulting assessment of management will prove to be correct, especially since none of the Company's current directors and officers are professional business analysts. See "Directors, Executive Officers, Promoters and Control Persons". Accordingly, the Company will be entirely dependent upon the efforts, experience and ability of the management of the Target Business who are unidentifiable at this time. In addition, there is no assurance the future management will have the necessary skills, qualifications or abilities to manage a publicly owned and traded company. The Company may also seek to recruit additional managers to supplement the incumbent management of the Target Business; but, any such recruitment would be within the discretion and judgment of the Target Business' management. There is no assurance the Company will have the ability to recruit additional managers, or that additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the Target Business' incumbent management.

No Opportunity for Stockholder Evaluation or Approval of Business
Combinations

The Company's stockholders will not have an opportunity to evaluate the specific merits and risks or and financial or other information about the Target Business and will have no control over the decision to effect or not effect a Business Combination with any potential Target Business. Stockholders of the Company who are not directors and officers will, in all likelihood, not have the opportunity to evaluate the Target Company until after the Company has entered into an agreement to effectuate a Business Combination. Even then, stockholders will have an opportunity to evaluate the Target Company, only in the event stockholder approval is required by Florida corporate law for the Business Combination; but, it is likely the Business Combination will be structured in such a way as to avoid a requirement for stockholder approval. As a result, non-affiliate shareholders of the Company are expected to be almost entirely dependent on the judgment and experience of the Company's current management in the selection and ultimate consummation of a Business Combination. In addition, under Florida law, the form of Business Combination could eliminate dissenters' rights (i.e., the right to receive fair payment with respect to the Company's Common Stock) which stockholders who are not in favor of the proposed Business Combination would have in the event the Business Combination took another form. Since the Company's Common Stock has little to no value at the present time, management believes that any Business Combination will probably increase the value of the Common Stock to a level in excess of the amount recoverable upon exercise of dissenters' rights.

The Company does not expect the Business Combination to involve a "control share acquisition" as defined in Section 607.0902 of the Florida Business Corporation Act, because the structure of the Business Combination is not expected to hinge on the acquisition of outstanding securities. Control share acquisitions disenfranchise the acquiring party for a period of time from voting the acquired shares in favor of a business combination, thereby placing the approval of the business combination in the hands of minority stockholders. In the event the Business Combination would otherwise involve a "control share acquisition", the Company's board of directors can be expected to approve such acquisition, thereby removing it from application of the control share acquisition statute. Such removal will eliminate the minority stockholders' right to evaluate the Company's proposed Business Combination.

Selection of a Target Business and Structuring of a Business Combination

The Company cannot estimate the time that it will take to identify a Target Business and complete a Business Combination. This process could require many months or years. And, there is no assurance the Company will be able to complete a Business Combination on terms favorable to the Company. The Company might identify a Target Business and effectuate a Business Combination which proves to be unsuccessful for any number of reasons and risk factors which cannot be identified either at this time or at the date of the Business Combination. If this occurs, the Company's its stockholders, including present management, might not realize any value or only limited value in the Common Stock which they own.

The Company's management anticipates that the selection of a Target Business will be complex and involve risks, some of which will be and remain undefined. Competition for better business opportunities among promoters of shell companies is intense. Many promoters of shell companies have more experience than the Company's present management has, having engaged in numerous business combinations, having an established reputation and having an extensive network of contact who refer possible Target Businesses to them. Many of the better business opportunities are suitable for underwritten public offerings or other conventional means of capital formation and have no interest in utilizing a shell company to achieve a public trading market. The Company's search for a Target Business requires maximum flexibility inasmuch as the Company will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. The Company's probable lack of diversification will not permit the Company to offset potential losses from one venture against potential profits from another. Management of the Company will have unrestricted discretion in identifying and selecting a prospective Target Business.

In evaluating a prospective Target Business, management expects to consider, among other factors, the following factors which are not listed in any particular order of priority or importance:

    -  financial condition and results of operations of the Target
Business;

    - growth potential and forecasted financial performance of the Target Business and the industry in which it operates;

    - experience and skill of management and availability of additional personnel of the Target Business;

    -  capital requirements of the Target Business;

    - the availability of a transaction exemption from registration pursuant to the Securities Act and the proxy solicitation requirements of the Exchange Act for the Business Combination;

    -  the location of the Target Business;

    -  competitive position of the Target Business;

    - stage of development of the product, process or service of the Target Business;

   - degree of current or potential market acceptance of the product, process or service of the Target Business;

   - possible proprietary features and possible other protection of the product, process or service of the Target Business, including trade secrets, patents and copyrights;

   - regulatory environment of the industry in which the Target Business operates;

   -  costs associated with effecting the Business Combination; and

   -  percentage of equity required by stockholders of the Target Business.

The foregoing criteria are not intended to be exhaustive. The Company's management expects any evaluation of the merits and risks of a particular Business Combination will be based on other relevant considerations, in addition to the above factors. The Company's management anticipates the historical operations of a Target Business may not necessarily be indicative of the potential for the future for a variety of reasons. The Company may engage in a Business Combination with a newly organized firm or with a firm which is entering a new phase of growth. These reasons include, but are not limited to, possible start-up or development stage enterprise, possible need to change marketing approach, possible future availability of capital, possible changes in management and additional staffing and other reasons. The Company will be dependent upon its new management inherited from the Target Business to implement its business plan, identify problems and take effective corrective action. The Company will incur further risks, because in many instances, the product or service, as well as the management, of the Target Business will not have been proven.

The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before the Company commits to a Business Combination. Management decisions, therefore, will likely be made based entirely upon information provided entirely by the Target Business, which may not include detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds
available to it, would be desirable to obtain.   The Company's management
expects to conduct a due diligence review of the Target Business which will encompass, among other things, meetings with its management, examination of its products or services, inspection of facilities and review of financial statements and contracts which are made available to the Company. The information provided by the Target Company may prove to have been either negligently or intentionally inaccurate or misleading and it is likely current management would not discover it to be so. The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. The Company's management intends to devote only a very small portion of their individual time to the affairs of the Company and, accordingly, consummation of a Business Combination may require a greater period of time than if management devoted its full time to the Company's affairs. Each of the Company's directors and officers, being its only personnel, have full time executive and professional occupations outside of the Company. Any costs incurred by the Company will be contributed by its management, which intends to limit the amount of such contributions to a minimum. Management has not established a budget for expenses or a maximum amount for contributions.

The Company anticipates that it will locate possible Target Businesses primarily through the relationships of its management with other business persons and professionals. Accordingly, the opportunities to identify possible Target Businesses is expected to be more limited than they might otherwise be if the Company advertised or its management had been engaged in shell corporation promotion prior to the Company. The Company does not intend to engage in any discussions with prospective Target Businesses until after the effective date of this annual report. The Company does not intend to complete a Business Combination with a Target Business in which the Company's management has a pecuniary interest. The Company does not intend to advertise or promote itself in any financial or trade publications, but it may utilize the Internet if an appropriate forum can be identified. Although there are no current plans to do so, the Company may engage the services of professional firms that specialize in finding business acquisitions, in which case the Company or the Target Business would pay a finder's fee or other compensation. Since the Company has no current plans to utilize any outside consultants or advisors to assist in a Business Combination, no policies have been adopted regarding their use, the criteria to be used in selecting such consultants or advisors, the services they would provided, the term of service, or the amount of fees that may be paid. Because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in shares of Common Stock or be paid in cash by the Target Business. In no event will the Company pay a finder's fee or commission, either in cash or stock, to a director or officer of the Company or any entity with which he is affiliated, or otherwise compensate them in connection with their efforts to locate a Target Business.

Expected Accounting Treatment of a Business Combination

The Company expects the Business Combination to be treated as a "reverse merger" under generally accepted accounting principals and for reporting purposes under the Exchange Act. Reverse merger treatment provides essentially that the financial statements of the acquired company (the Target Business) replace the Company's historical financial statements, with certain adjustments to account for the Company's assets (none), liabilities (approximately $107,000) and stockholders' equity.

Federal Income Tax Considerations

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. The Company will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment to the Company, the Target Business and their respective stockholders. There is no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to the Company's tax treatment of a particular consummated Business Combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to the Company, the Target Business and their respective stockholders. Tax considerations, as well as other relevant factors, will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition. The change in control and change in the Company's business, both of which are expected to result with a Business Combination, will eliminate the Company's net operating loss carry forwards for federal income tax purposes.

Expected Dilution in Ownership of Current Stockholders and Change in
Control

The Company expects to issue a substantial number of additional shares in connection with the consummation of a Business Combination, perhaps as much as ninety percent or more of the issued and outstanding share of the Company's Common Stock following the Business Combination. Issuance of additional shares by the Company would result in a decrease in the percentage ownership of the Company's present stockholders. In addition, the issuance of additional securities and their potential sale in any trading market which might develop in the Company's Common Stock, for which there is presently no trading market and there is no assurance one will develop, could depress the price of the Company's Common Stock in any such market which may develop.

The management of the Target Business is expected to take control of the Company and its present management will have no control. To the extent that such additional shares are issued, dilution to the interests of the Company's stockholders will occur. There is no assurance as to the experience or qualification of the Target Business' management.

Impact of Having No Funds or Resources

The Company does not have any funds or resources. The Company's management is not obligated to provide any funding to assist with the search for a Target Business or a resulting Business Combination. The Company is either unable, due to its financial condition and prospects, or unwilling at the present time either to borrow or sell securities for funding purposes. Any such borrowing or capital formation will be dependent upon the management of the Target Business. The unwillingness and inability of the Company to borrow funds for infusion of capital into a Target Business may have a material adverse effect on the Company's ability to consummate a Business Combination with a desirable Target Business. Any borrowing or sale of securities, or both, are expected to be dependent upon the results of the Business Combination, the financial condition and prospects of the Company thereafter and the Company's future management.

Impact of Compliance with Federal Securities Laws

Securities of the Company which are issued in the Business Combination will be issued in reliance upon exemptions from registration under applicable federal and state securities laws. The Company intends primarily to target only those companies where an exemption from registration would be available. Since the Target Business has not been identified, there is no assurances the Company will be able to rely on such exemptions. Registration of securities typically requires significant costs and time delays are typically encountered. If registration of the securities is required, the costs thereof would have to be paid by the Target Business.

Allocation of Management Time and Conflicts of Interest

The Company's directors and officers are employed full time in executive or professional positions and business activities with enterprises other than the Company. Each of the Company's directors and officers expects to devote minimal time to the affairs of the Company in the search for a Target Business and consummation of a Business Combination. They expect the interests of their respective other enterprises or practices to take priority over the Company's needs and interests. Furthermore, the Company's directors and officers may come upon, discover or be presented with business opportunities which could be Target Businesses for the Company and yet divert such opportunities to their own employers, business activities or clients other than the Company. With respect both to the allocation of their respective time and efforts and to steering of business opportunities toward or away from the Company, the Company's directors and officers will have a conflict of interest which they will in all likelihood be unable to resolve in a commercially or professionally equitable manner. Management expects any business opportunity which would be desirable as both a Target Business for the Company and an acquisition for the other business activity of a Company director or officer's other employer, business activity or client will be directed away from the Company. Accordingly, the Company can expect to consider only those business opportunities which are undesirable to or do not have a "fit" with such other employer, business activity or client. The Company's directors and officers have not been, are not now and do not expect to become directors and officers of other shell companies; but, there is no assurance one or more of them will not do so in the future, including at a time while the Company is still looking for a Target Business.

Investment Company Act and Other Regulation

The Company does not intend to effect a Business Combination which would result in its classification as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). The Company does not intend to acquire less than eighty percent of the outstanding securities of the Target Business, such acquisition being for purposes of being in control of the Target Business. Accordingly, the Company does not anticipate the resale of any securities of the Target Business in the public securities market, except the sale of securities to be issued and sold pursuant to a registration statement under the Securities Act. Furthermore, the Company does not believe the status of any securities acquired in the Target Business as restricted securities will have any impact on or consequences to the Company, because the Company expects such securities to be acquired for long term investment and for purposes of directly operating and exercising control over the Target Business.

The Company may acquire a Target Business in an industry which is regulated or licensed by federal, state or local authorities. The Company cannot predict what regulations and licensing requirements, if any, to which the Company could become subject. Compliance with such regulations can be expected to be a time consuming and expensive process.

Penny Stock Regulations - State Blue Sky Restrictions - Restrictions on Marketability

The U.S. Securities and Exchange Commission (the "Commission") has adopted regulations which generally define a "penny stock" to be any equity security with a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Company expects its Common Stock to be covered by the penny stock rules, at least initially and perhaps indefinitely. The penny stock rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with either a net worth in excess of $1,000,000 or an annual income exceeding $200,000 individually or $300,000 jointly with their spouse). For transactions covered by the penny stock rules, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser's written agreement of the transaction prior to the sale. Consequently, the rule may adversely affect the ability of broker-dealers sell the Company's securities, and even their interest in handling such securities sales, and also may adversely affect the ability of stockholders of the Company to sell their shares in the public securities market.

In addition, the Securities and Exchange Commission has adopted a number of other rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-9 under the Exchange Act.
During any period the Company's Common Stock is a "penny stock", these rules will apply to the Company and to its Common Stock. The rules may further adversely affect the ability of the Company's stockholders to sell their shares in any public market which might develop.

Stockholders should be aware that, according to Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers who are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
(iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

No public trading market in the Company's securities presently exists. In light of the restrictions concerning shell companies contained in many state blue sky laws and regulations, it is not likely that a trading market will be created in the Company's securities until such time as a Business Combination occurs with a Target Business. There is no assurance a public trading market will develop for the Company's Common Stock following a Business Combination. The Company presently has 1,000,000 shares of Common Stock outstanding, all of which are "restricted securities", as defined under Rule 144 under the Securities Act, in that such shares were issued in transactions not involving a public offering. Notwithstanding that all the issued and outstanding shares are "restricted securities", 744,700 shares have been held for more than two years, including 620,662 shares held by non-affiliates and 236,795 shares held by affiliates of the Company. Accordingly, only the 236,795 shares held by affiliates are subject to the requirements and limitations of Rule 144; and, even the shares held by affiliates will be relieved of such requirements and limitations upon termination of the holders' affiliation with the Company, which could be expected as a result of a business combination. The 266,212 shares approved for issued on February 21, 2000, primarily in liquidation of outstanding common stock purchase options and warrants, will not become eligible for resale to the public by the various holders until after February 21, 2001. Out of the 2,055,385 shares recently approved for issuance, 1,452,820 shares are held by affiliates.

Competition for Target Businesses

The Company expects to encounter intense competition from other shell companies. Many of these shell companies have promoters and management who have extensive experience and contacts in the shell company arena. Many of these competitors possess financial, marketing, technical, personnel and other resources which the Company does not have. There is no assurance the Company will be able to compete successfully for a more attractive Target Business. Accordingly, the Company may be forced to select a less attractive Target Business, which may involve more risk and uncertainty and less potential and opportunity for the stockholders to realize value in the Common Stock. Management believes the Company's status as a fully reporting public company will make it more attractive compared to publicly owned shell companies which are not fully reporting. A recent change in the eligibility rules for quotation on the OTC Bulletin Board are resulting in removal from quotation of companies who are not fully reporting. The Company believes this rule change will result in a decrease in the number of shell companies quoted in that medium and concurrently spur management of such shell companies to file registration statements in the same manner as the Company is filing this annual report, especially if the shell company is or has been quoted on the OTC Bulletin Board.

Uncertainty of Competitive Environment of Target Business

In the event that the Company succeeds in effecting a Business Combination, the Company will, in all likelihood, become subject to intense competition from competitors of the Target Business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target Business cannot presently be ascertained. There can be no assurances that, subsequent to a Business Combination, the Company will have the resources to compete effectively, especially to the extent that the Target Business is in a high-growth industry.

Federal Securities Law Compliance

Fully reporting companies, like the Company, are required by the Exchange Act to furnish stockholders certain information about material acquisitions, including audited financial statements for a Target Business with respect to one or more fiscal years, depending upon whether or not the Target Business is a small business issuer. Consequently, the Company's policy is to only effect a Business Combination with a Target Business that has available the appropriate audited financial statements. Maintenance of compliance with the regular annual, quarterly and other reporting requirements, and with the proxy solicitation rules for annual and special meetings of stockholders (including the solicitation of consents) is expensive and time consuming. There is no assurance the Target Business will have the resources to remain in compliance with these requirements. A failure to remain in compliance will disqualify the Company from quotation of its Common Stock on the OTC Bulletin Board.

Employees

The Company has no personnel. The Company's limited activities related to efforts to recruit a market maker, register under the Exchange Act and complete a Business Combination are being conducted by the directors and officers around their full time employment by other businesses or their normal professional practices.

Item 2.  Description of Property.

The Company does not own or lease any property, including office space.
The Company's limited activities related to efforts register under the Exchange Act, to recruit a market maker and complete a Business Combination are being conducted from the offices of the directors and officers at which their full time employment is located, as well as from their homes. The address of the Company's office at its president's home, and its telephone number at that address are for convenience and as a personal accommodation while seeking a Target Business.

Item 3. Legal Proceedings

At the date of this annual report, no suits are pending against the Company. All of the Company's trade debts are in default and its creditors could file suites for collection at any time. Five trade creditors have obtained judgments in Pinellas County, Florida against the Company for amounts due, plus interest, costs and attorneys fees. The suits which have been reduced to judgment are set forth in the following table:

Creditor's name      Case No.     Court               Amount at December 31
Evatone, Inc.       97-7015 CI   Circuit Court               $18,476.95 (1)
Xerox Corporation   98-000354    County Court                 $7,263.33 (2)
Old Dominion
Freight Lines, Inc. 98-002454    Small Claims                  $6,251.19
Yellow Freight
Systems, Inc.       97-4639      Small Claims                  $3,727.75
On the Grill
Magazine            97-5771      Small Claims                    -      (3)
(1) This judgment is for the quotation for the full project, which was only about one-half completed before work was suspended by the plaintiff due the Company's non payment.
(2) The Company believes this judgment is for the balance of the lease contract, without credit for the returned copy machine.
(3) The Company believes this plaintiff is no longer in business. No counsel is currently representing the plaintiff. The original contract was for $5,000, which was partially paid by the Company and by Mr. Grant pursuant to his personal guarantee. The Company is unable to determine the amount due a December 31, 2000.

The amounts of all such judgments and claims are reflected on the Company's balance sheet at December 31, 2000.

For the most part, all liabilities not reduced to judgment are more than five years old.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

No public trading market presently exists or has ever existed for the Company's Common Stock and the Company does not have a trading symbol. The Company intends to solicit the interest of a securities broker dealer to submit an application on Form 211 to the OTC Bulletin Board for authorization to enter quotations for the Common Stock in that quotation system. The Company believes it is unlikely that a trading market will develop for the Company's Common Stock prior to a business combination. There is no assurance any such broker-dealer can be recruited to file a Form 211 or that a public trading market for the Company's Common Stock will ever develop, either before or after a Business Combination. The Company has not registered its Common Stock under the blue sky laws of any state. The holders of the Common Stock and persons who may desire to purchase shares of Common Stock in any trading market that might develop in the future, should be aware that there may be significant "penny stock" and state blue-sky law restrictions upon the ability of stockholders to sell their shares and of purchasers to purchase the shares of Common Stock.
Some jurisdictions may not allow the trading or resale of blind-pool or "blank-check" securities, such as the Common Stock, under any circumstances. Accordingly, stockholders should consider any secondary market for the Company's securities which may develop to be a limited one.

Number of Stockholders and Status of Stock

At April 25, 2001, the Company has approximately 280 stockholders of record holding a total of 15,285,960 shares of its Common Stock. All of the Common Stock has been outstanding for more than two years, except for 4,025,385 shares which were approved for issue on February 21, 2000 primarily in liquidation of common stock purchase options and warrants on a basis of one share for two options/warrants. In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has beneficially owned restricted shares of Common Stock for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is traded on a national securities exchange or the NASDAQ system, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least the three months immediately preceding the sale and who has beneficially owned restricted shares of Common Stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above. In the event the Company becomes delinquent in filing reports under the Exchange Act, Rule 144 would not be available for the resale of any shares owned by affiliates or owned by non-affiliates of the Company for less than two years.

Transfer Agent

The Company's transfer agent is Executive Registrar & Transfer Agency, Inc., Phoenix, Arizona.

Dividends

The Company has not paid any dividends on its Common Stock to date and does not presently intend to pay cash dividends prior to the consummation of a Business Combination. The payment of cash dividends in the future, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements and general financial condition subsequent to the consummation of a Business Combination. The payment of any dividends subsequent to a Business Combination will be within the discretion of the Company's then board of directors. It is the expectation of the current board of directors that the Company will retain all earnings, if any, for use in the Company's business operations; and, accordingly, the current board of directors does not anticipate the Company paying any cash dividends in the foreseeable future.

Recent Sales of Securities:

Except for 2,055,385 shares which were approved for issue on February 21, 2000 in liquidation of common stock purchase options and warrants on a basis of one share for two options/warrants, the Company did not sell any Common Stock in unregistered transactions during the year ended December 31, 2000 or from that date to the date of this annual report.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The Company is presently a development stage company conducting no business operation, other than its efforts to effect a Business Combination with a Target Business which the Company considers to have significant growth potential. Since the Company terminated its business operation in February 1998, the Company has neither engaged in any operations nor generated any revenue. It receives no cash flow. The Company will carry out its plan of business as discussed above. See "Description of Business". The Company does not have any liquidity and capital resources and cannot be sure that its whether the Target Business with which the Company effectuates a Business Combination, if any, will have any liquidity or capital resource, or that it will not diminish the liquidity and capital resources which it has at the date of a Business Combination through and as a result of continuing business operations. The continuation of the Company's business is dependent upon its management's voluntary coverage of the expenses of its limited activities, which coverage can be terminated at any time, effectuate a Business Combination and ultimately, engage in future profitable operations.

Presently, the Company does not have any resources or funding commitments to meet expected expenses for the next twelve months. The Company does not generate any cash revenue or receive any type of cash flow. Possible expenses for the next twelve months cannot be estimated at the present time. Any funding voluntarily provided by current management will be represented by promissory notes bearing simple interest at prime plus 2% or by the issue of Common Stock.

Prior to the occurrence of a Business Combination, the Company may be required to raise capital through the sale or issuance of additional securities in order to ensure that the Company can meet its operating costs prior to the effectuation of a Business Combination. As of the date of this annual report, no commitments of any kind to provide additional funds have been obtained, and the current management is under no obligation to provide such funds. There are no agreements or understandings of any kind with respect to any loans from such persons on behalf of the Company. Accordingly, there is no assurance that any additional funds will be available to the Company to allow it to cover its necessary expenses. In the event the Company can no longer borrow funds from its current management, and the Company elects to raise additional capital prior to the effectuation of a Business Combination, it expects to do so through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making any securities offering, a Regulation S offering or borrowing any money from third parties who are not part of current management.

Item 7. Financial Statements.

Board of Directors
New Era Trading Group, Inc.
7511 NW First Court
Pembroke Pines, FL 33024

We have audited the accompanying balance sheet of New Era Trading Group, Inc. as of December 31, 1999 and 2000 and the related statements of operations, changes in stockholders' equity and cash flows. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for or opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Era Trading Group, Inc. As of December 31, 1999 and 2000 and the results of its operations and cash flows for the years ended December 31, 1999 and 2000 in conformity with generally accepted accounting principles.

/s/ Costales & Costales

Certified Public Accountants
Miami, Florida
January 27, 2001

New-Era Trading Group, Inc.
Balance Sheet
                                                          December 31, 2000
                                                         -----------------
Assets
Current assets:
     Cash                                                         $       -
     Accounts receivable                                                  -
     Inventory                                                            -
                                                                  ---------
Total current assets                                                      -

Equipment, net of accumulated deprecation                                 -

Other assets:
     Deferred offering costs                                              -
     Deposits                                                             -
                                                                  ---------
Total other assets                                                        -
      Total                                                       $       -
                                                                  =========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                             $       -
     Notes and advances payable                                     107,353
     Accrued expenses                                                 4,286
                                                                  ---------
Total current liabilities:                                          111,639

Long-term liabilities
     Notes payable, net of current portion
                                                                  ---------
Total long-term liabilities                                               -

Stockholders' equity
      Common stock, $.01 par value, 25,000,000 shares authorized,
      15,120,960 shares issued and outstanding on 12/31/00          151,210
      Additional paid-in capital                                  1,607,988
      Accumulated deficit                                       (1,633,193)
      Treasury stock                                              (237,644)
                                                                -----------
Total stockholders' equity                                        (111,639)
                                                                -----------
                                                                $         -
                                                                ===========

Read independent auditors' report. The accompanying notes are an integral part of the financial statements.

New-Era Trading Group, Inc.
Statement of Operations
For the Years Ended December 31

                                                         1999         2000
                                                        ------       ------
Revenue:

     Sales                                              $    -        $   -
     Other
                                                        ------       ------

Cost of goods                                                -            -
                                                        ------       ------

Gross profit (loss)                                          -            -

Costs and Expenses:

     Selling expenses                                        -            -
     General and administrative                              -          550
     Interest                                            4,286        4,286
                                                        ------       ------
                                                         4,286        4,836
                                                        ------       ------
Net Loss                                              $ (4,286)   $ (4,836)
                                                      =========   =========

Primary net loss per common share                     $ (0.00)    $  (0.00)
                                                      ========    =========

Read independent auditors' report. The accompanying notes are an integral part of the financial statements.

New-Era Trading Group, Inc.
Statement of Changes in Stockholders' Equity
Years ended December 31, 1999 and 2000

                             Additional
                            Common Stock          Paid-in       Accumulated
                         -------------------
                         Shares        Amount      Capital         Deficit
                      -----------------------------------------------------

Balance,
December 31, 1998     11,095,575    $110,956    $1,646,042     $(1,624,071)

Issuance of stock

Net loss for the year                                               (4,286)
                    -------------------------------------------------------
Balance,
December 31, 1999    11,095,575    $110,956    $1,647,689      $(1,628,357)

Issuance of stock     4,025,385      40,254       (39,701)

Net loss for the year                                          $    (4,836)
                    -------------------------------------------------------
Balance,
December 31, 2000   15,120,960     $151,210    $1,607,988      $(1,633,193)

=======================================================

Read independent auditors' report. The accompanying notes are an integral part of the financial statements.


New-Era Trading Group, Inc.
Statement of Cash Flows
Years Ended December 31, 1999 and 2000

                                                        1999           2000
                                                      ------         ------
Operating activities
     Net loss                                         $    -      $ (4,836)
     Adjustments to reconcile net loss
          to net cash used by operating
          activities:
              Depreciation and amortization                -              -
              Loss on retirement of equipment              -              -
              (Increase) decrease in:
                    Other assets                           -              -
              Increase (decrease) in:
                    Accounts payable                       -              -
                    Accrued expenses                       -          4,286
                                                      ------       --------
     Total adjustments                                     -          4,286
                                                      ------       --------
     Net cash provided (used) by operating activities      -          (550)
                                                      ------       --------
Financing activities
     Payments on notes payable                             -              -
     Additional Paid in Capital                            -            550
                                                      ------       --------
     Net cash used by financing activities                 -            550

Net increase (decrease) in cash                            -              -

Cash, beginning of year                                    -              -
                                                      ------       --------
Cash, end of year                                       $  -           $  -
                                                   ========        ========

Supplemental disclosures of cash flow
     information and noncash investing
     and financing activities
          Cash paid during year for interest          $    -          $   -
                                                   =========       ========
          Stock exchanged for debt                    $    -          $   -
                                                   =========       ========

Read independent auditors' report. The accompanying notes are an integral part of the financial statements.


New-Era Trading Group, Inc.
Notes to Financial Statements
Years Ended December 31, 1999 and 2000

1.  Background Information

New-Era Trading Group, Inc. (the "Company") (f/k/a Gardner Marketing Services, Inc.) was incorporated in Florida on December 15, 1988. The Company was essentially dormant until 1992, at which time the Company began import/export operations of torches used to decorative outdoor lighting.
In 1994, the Company ceased distribution of the torches and began import/export operations of solid and gelatin cane sugar and alcohol fuels for cooking and warming food and lighting charcoal. The distribution of the latter was ceased in 1996 and the Company has remained essentially dormant since. The Company's headquarters is located in Largo, Florida.

2.  Summary of Significant Accounting Policies

The significant accounting polices followed are:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Equipment is recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets of approximately five to seven years. Additions to and major improvements of equipment are capitalized. Maintenance and repair expenditures are charged to expense and incurred. As equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is recorded.

Inventories are stated at the lower of cost of market. Cost is determined by the first-in, first-out (FIFO) method.

Advertising costs are charged to operations when incurred. For the years ended December 31, 2000 and 1999 advertising expense amounted to $0.

Net loss per common share is based upon the weighted average common shares outstanding during each period.

Read Independent Auditors' Report


New Era Trading Group, Inc.
Notes to Financial Statements
Years Ended December 31, 2000 and 1999

3.  Equipment

There was no equipment as of December 31, 1999 and 2000.

4.  Inventory

There was no inventory as of December 31, 1999 and 2000.

5.  Deferred Offering Cost

Deferred Offering Cost consists of costs incurred by the Company in the process of a public offering. There were no costs in 1999 and 2000.

6.  Notes and Advances Payable

Notes were paid off and advances were forgiven in 1998.

Read Independent Auditors' Report


New Era Trading Group, Inc.
Notes to Financial Statements
Years Ended December 31, 2000 and 1999

7.  Income Taxes

The Company has a net operating loss carryover available for future periods of approximately $804,000. This carryover will expire in 2007 and 2010.

8.  Stockholders' Equity

On January 21, 1989, the Company authorized and issued 100 shares of common stock for a $1 par value. On October 18, 1993, the Company increased the authorized shares of common stock to 2,500,000 shares with a par value of $.01. Also on October 18, 1993, the Company's Board of Directors declared a stock split (9,000 for 1) of its outstanding common stock.

The Company has issued 2,715,000 options to purchase shares of the Company's common stock at $.20 per share. These options will expire in the years 1999 through 2001.

During February 1996, the Board of Directors authorized a 5-for-1 stock split of common stock to stockholders of record as of February 10, 1996.

9.  Lease Commitments

There are no outstanding lease commitments.

Read Independent Auditors' Report


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The names, ages and terms of office of directors and executive officers of the Company are set forth in the following table.

Name                Age   All positions with Company         Director since
J. Stuart Grant     41    Director                                     1992
Steven L. Hocke     47    Director and President                       1995
Ronald L. Mallett   51    Director and Chief Financial Officer         1997
Jackson L. Morris   57    Director and Secretary                       1997

Each director is elected by holders of a majority of the Common Stock to serve for a term of one year and until his successor is elected and qualified. Directors were last elected by the stockholders in 1996 and those directors have continued in office until the present time. Officers serve at the will of the board. Directors have been compensated for their services by the issuance of the Options which have been converted into a lesser number of shares of Common Stock. The Company does not have any agreement to pay compensation to its presently incumbent directors or officers. Any future compensation payable to directors will be in the discretion of the board of directors taking office following a Business Combination. The presently incumbent directors and officers expect to resign in connection with a Business Combination; provided, the retiring board expects to elect the persons designated by the board of the Target Business as directors to fill vacancies created by such resignations. None of the presently incumbent directors and officers are, nor have they been within the last five years, directors or officers of shell companies, except for Mr. Hocke who was for period of approximately five months a director of Fuji Electrocell Corp. and in which capacity he was not involved in locating a merger partner for that company.

J. Stuart Grant is a director and the controlling stockholder. Mr. Grant joined the Company in 1992 and served as its president from that time until June 1999. Mr. Grant is the founder, a director and president on a full time basis of 1 Global City.Com, Inc., a Florida corporation, which is developing a Web site on the Internet, provides Web design and development services and information technology services to others and is distributing business card size cd-roms. Between February and November 1998, when Mr. Grant founded 1 Global City.Com, Inc., Mr. Grant essentially was not employed. Mr. Grant was employed with Home Federal Bank from 1986 to 1987 as a branch manager and with Barnett Bank from 1987 to 1988 in the commercial credit department. He was employed as a registered representative with the investment banking firms of Shearson, Lehman Brothers from 1988 to 1990, with Smith Barney from 1990 to 1991 and with Raymond James and Associates from 1991 to 1992. In the securities brokerage business, Mr. Grant customers were primarily individual investors. Mr. Grant earned a Bachelor of Business Administration degree
(1986) from Morehead State University in Kentucky.

Steven L. Hocke is a director and, since February 1998, the president of the Company, has been for the past fifteen years and is now an independent mortgage broker. From 1994 to the present, Mr. Hocke has been affiliated as an independent mortgage broker with Mid America Funding Corporation at its office in Fort Lauderdale, Florida. From 1985 to 1994, Mr. Hocke was affiliated as an independent mortgage broker with Residential Mortgage Services, Inc. in Fort Lauderdale, Florida. Mr. Hocke also has a real estate sales license and is affiliated with Jalmark Real Estate in Pembroke Pines, Florida. Mr. Hocke is a director and vice president of 1 Global City.Com, Inc. He earned a B.S. degree in elementary education (1975) from Valparaiso University in Valparaiso, Indiana and a M.E. degree in education
(1986) from Nova University, in Davie, Florida.

Ronald L. Mallett, a director and treasurer of the Company, is a Vice President and the General Manager of Thigpen Heating & Cooling, Inc. of Jacksonville, Florida, employment which he started in June 1997. From 1990 to June 1997, Mr. Mallett was a vice president of Certified Air Contractors, Inc. of Jacksonville, Florida. Both Thigpen Heating & Cooling, Inc. and Certified Air Contractors, Inc. are regional heating, air conditioning and refrigeration contractors with annual sales of approximately $4 million and $3 million, respectively. Mr. Mallett's duties with each company include sales and operations. Mr. Mallett is a member of the Occupational License Tax Equity Study Commission, a post appointed by the mayor of Jacksonville, Florida, for one year beginning 1995. From 1990 to 1995, Mr. Mallett was the president of Jacksonville Air Conditioning Contractors Association and in 1990 and 1991 he was a member of the board of the American Subcontractors Association, North Florida Chapter. Beginning in 1994 to the present Mr. Mallett has served on several committees of the Associated General Contractors of North Florida and was elected to the board of that organization in 1996. Mr. Mallett is a director and the executive vice president of 1 Global City.Com, Inc. Mr. Mallett retired from the U.S. Marine Corps in 1990 with the rank of Captain after twenty-three years of service. Mr. Mallett earned a B.S. degree in occupational education (1985) from Southern Illinois University.

Jackson L. Morris, Esq., a director and secretary of the Company, is an attorney in private practice since 1992. He practiced law in Tampa and St. Petersburg, Florida with the law firm of Harris, Barrett, Mann & Dew in 1991 and 1992. Mr. Morris was a founding member of the St. Petersburg, Florida law firm of Greene & Mastry, P.A. in 1984, practicing law with that firm until 1991 and with its predecessor from 1982 to 1984. Mr. Morris' law practice has been primarily in the areas of general corporate, securities and contract law. Mr. Morris is a member of The Florida Bar, The State Bar of Georgia (inactive) and The District of Columbia Bar. He is admitted to practice before the United States Tax Court and Supreme Court of the United States of America. Mr. Morris is a director of Stampede Worldwide, Inc., a company whose stock is publicly traded and quoted on the OTC Bulletin Board which has recently filed for protection from creditors under Chapter 11 of the Bankruptcy Code. Mr. Morris is a director, the secretary and general counsel of 1 Global City.Com, Inc. Mr. Morris has agreed, without admitting or denying the facts therein, to entry of an administrative order by the U.S. Securities and Exchange Commission on April 3, 2001 that he cease and desist from the sale of securities in violation of the registration requirements of the Securities Act of 1933, as amended. The order stems from public sales in 1998 of 50,000 shares of stock Mr. Morris received in payment of legal fees in connection with a reverse merger and which he made in reliance upon an opinion of counsel the Commission alleged was invalid. Mr. Morris earned a B.A. degree in economics (1966) and a Juris Doctor degree (1969) from the Emory University in Atlanta, Georgia and a LL.M. degree in federal taxation (1974) from Georgetown University Law Center.

Section 16(a) Beneficial Ownership Reporting Compliance-

None of the directors, officers or persons owning more than five percent of the Company's common stock have filed reports of beneficial ownership on Forms 3, 4 or 5 pursuant to Section 16(a) under the Securities Exchange Act of 1934, as amended. Such persons will file a report on Form 3, subsequent to the date hereof in anticipation that the Common Stock will be admitted to quotation on the OTC Bulletin Board.

Item 10. Executive Compensation:

Mr. Hocke has not been paid any cash compensation or received any non cash compensation for serving as the Company's president beginning June 1998 to the present. Mr. Grant, who served as the Company's president prior to June 1998 was not paid any cash compensation in 1998. In February 1998, the Company transferred a 1992 Lexus ES300 (subject to a $9,000 lien and on which Mr. Grant had been making payments for eight months) and $2,000 to Mr. Grant in lieu of accrued compensation and Mr. Grant released the Company from its obligation to pay the balance of accrued compensation.
The Company has not any compensation to other directors or officers during the three year period ended December 31, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The names of directors and officers and the name of each person who owns legally and beneficially more than five percent of the Company's issued and outstanding Common Stock on April 25, 2001 which has not changed since December 31, 2000, the address of each such person, the number of shares which each owns and the percentage of the outstanding Common Stock represented by such shares is set forth in the following table.

Name                             Number of shares               Percentage

J. Stuart Grant                      3,218,000 (1)                   21.4
311 Palmetto Lane, Largo, Florida 33770
Steven L. Hocke                      2,002,500 (2)                   13.3
7511 N.W. First Court, Pembroke Pines, Florida 33024
Ronald L. Mallett                      590,000 (3)                    3.9
2716 Victorian Oaks Drive, Jacksonville, Florida 32223
Jackson L. Morris                      635,320 (4)                    4.2
3116 West North A Street, Tampa, Florida 33609-1544
Directors and officers               6,445,820                       42.8
as a group (4 persons)
Sergia Quijano                         765,000 (5)                    5.1
2140 Taylor Street, Apt. 903, San Francisco, California 94133

(1)  2,505,500 shares acquired more than two years ago.
(2) 1,847,500 shares acquired more than two years ago. Beneficial ownership of 1,047,500 shares held jointly by Mr. Hocke and his wife.
(3) 500,000 shares acquired more than two years ago. Beneficial ownership of 10,000 shares held jointly by Mr. Mallett and his wife.
(4) 150,000 shares acquired more than two years ago. Includes 100,000 shares which the transfer agent has overlooked issuance.
(5)  All shares acquired more than two years ago.

Item 12.  Certain Relationships and Related Transactions.

The Company has not engaged in any related party transactions with its directors or officers within the twelve months ended December 31, 2000.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits:

3(a) Articles of Incorporation, as amended, incorporated by reference to Registration Statement on Form 10-SB, Commission File No. 000-30599.

3(b) Bylaws, incorporated by reference to the Registration Statement on Form 10-SB, Commission File No. 000-30599.

(b) Reports on Form 8-K.   The Company did not file any reports on Form 8-K
during the last three months of the period covered by this annual report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW-ERA TRADING GROUP, INC.
By: /s/ Steven L. Hocke
Steven L. Hocke
President and Chief Executive Officer
Date signed:  June ___, 2001

By: /s/ Ronald L. Mallett
Ronald L. Mallett,
Principal Accounting and Chief Financial Officer
Date signed:  June ___, 2001

EXHIBIT INDEX

EXHIBIT 23  Consent of certifying auditor

We hereby consent to the use in this annual report on Form 10-SB of our report dated January ___, 2001, relating to the December 31, 1999 and
2000
financial statements of New-Era Trading, Inc.
/s/ Ana M. Costales
Costales & Costales
Miami, Florida
June ___, 2001