Form 10QSB
period 2000-09-30
NEW ERA TRADING GROUP INC
filed 2001-08-31
CIK 1108307

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30599

NEW ERA TRADING GROUP, INC.
(Exact name of registrant as specified in its charter)

FLORIDA
(State or other jurisdiction of incorporation or organization)

650093914
(I.R.S. Employer Identification No.)

7511 NW FIRST COURT, PEMBROKE PINES, FLORIDA            33024
(Address of principal executive offices)               (Zip Code)

954-894-3696
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [ ]        No  [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2000, was 15,120,960 shares, all of one class, $.001 par value.

Transitional Small Business Disclosure Format (check one);

Yes [ ] No [X]

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.

                    NEW ERA TRADING GROUP, INC.
                           BALANCE SHEET
                         SEPTEMBER 30, 2000

Assets
Current Assets:
    Cash                                             $
    Accounts Receivable
    Inventory
                                                       --------
Total Current Assets

Equipment, net of accumulated depreciation             --------

Other Assets:
    Deferred Offering Costs
    Deposits
                                                       --------
Total Other Assets

Total Assets                                         $
                                                       ========

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts Payable
    Notes and Advances Payable, current portion
    Accrued Expenses
                                                        --------
Total Current Liabilities

Long Term Liabilities:
    Notes Payable, net of current portion               $107,353
                                                        --------
Total Long Term Liabilities                              107,353

Stockholders' Equity:
    Common stock; $.01 par value; 25,000,000 shares
       authorized; 15,120,960 issued and outstanding     151,210
    Additional paid-in capital                         1,607,438
    Accumulated deficit                               (1,628,357)
    Treasury Stock                                      (237,644)
Total Stockholders' Equity                              (107,353)
                                                       ----------
Total Stockholders' Equity and Liabilities
                                                      ==========
                    NEW ERA TRADING GROUP, INC.
                      STATEMENT OF OPERATIONS
                      FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30
                                                  -------------------------
                                                  2000                 1999
                                                  ----                 ----
Revenue:
    Sales
    Other
                                                  ---------        --------
Cost of Goods Sold
                                                  ---------        --------
Gross Profit (Loss)

Costs and Expenses:
    Selling Expenses
    General and Administrative
    Interest
                                                  ---------        --------

                                                  ---------
Net Loss
                                                  =========        ========

Primary Net Loss per Common Share                  $(0.00)
                                                    =======          ======

                    NEW ERA TRADING GROUP, INC.
                      STATEMENT OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30
                                                  -------------------------
                                                  2000                 1999
                                                  ----                 ----
Operating Activities:
    Net Loss
    Adjustments to reconcile net loss to
      net cash used by operating activities:
        Depreciation and Amortization
        Loss on retirement of equipment
        (Increase) decrease in:
           Accounts Payable
           Accrued Expenses
        Increase (decrease) in:
           Accounts Payable
           Accrued Expenses
                                                 ----------      ----------
    Total Adjustments
                                                 ----------      ----------
    Net cash provided (used)
      by operating activities
                                                 ----------      ----------

Financing Activities:
    Payments on notes payable
    Additional paid in capital
                                                 ----------      ----------
    Net cash used by financing activities
                                                 ----------      ----------
Net increase (decrease) in cash

Cash, beginning of year                          ----------      ----------

Cash, end of period
                                                 ==========      ==========

Supplemental disclosures of cash flows
    information and non cash investing
    and financing activities
       Cash paid during year for interest
                                                 ==========      ==========
       Stock Exchanged for debt
                                                 ==========      ==========

                    NEW ERA TRADING GROUP, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                Common Stock      Additional
                           -------------------    Paid in      Accumulated
                           Shares       Amount    Capital        Deficit
                           ------       ------   ----------    -----------
Balance, December 31, 1999  11,095,575 $110,956  $1,674,689    $(1,628,357)

Issuance of stock            4,025,385   40,254     (40,251)

Net loss for the period
                            ---------- --------   ----------   -----------
Balance, September 30, 2000  15,120,960 $151,210   $1,607,438
$(1,828,357)
                            ========== ========   ==========   ===========

New Era Trading Group, Inc.
Notes to Financial Statements
For the Period Ended September 30, 2000

1.  Background Information

New Era Trading Group, Inc. (the "Company") (f/k/a Gardner Marketing Services, Inc.) was incorporated in Florida on December 15, 1988. The Company was essentially dormant until 1992, at which time the Company began import/export operations of torches used to decorative outdoor lighting.
In 1994, the Company ceased distribution of the torches and began import/export operations of solid and gelatin cane sugar and alcohol fuels for cooking and warming food and lighting charcoal. The distribution of the latter was ceased in 1996 and the Company has remained essentially dormant since. The Company's headquarters is located in Largo, Florida.

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

Advertising costs are charged to operations when incurred. For the period ended June 30, 2001, advertising expense amounted to $0.

Net loss per common share is based upon the weighted average common shares outstanding during each period.

3.  Deferred Offering Cost

Deferred Offering Cost consists of costs incurred by the Company in the process of a public offering. None existed for the period ended June 30, 2001.

4.  Advances Payable

Notes were paid off and advances were forgiven in 1998.

5.  Income Taxes

The Company has a net operating loss carryover available for future periods of approximately $804,000. This carryover will expire in 2007 and 2010.

6.  Stockholders' Equity

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

7.  Lease Commitments

Rent expense amounted to $0 for the period ended June 30, 2001.

There are no outstanding lease commitments.

Item 2.  Management's Plan of Operations

The Company is dormant at the date of this quarterly report and is not engaged in any business operations. The Company is seeking a viable business with which to merge. There is no assurance as to how long it may take the Company to locate a suitable merger partner. The Company intends to arrange for a securities broker-dealer to obtain a trading symbol on the OTC Bulletin Board, as soon as the Company has filed all reports due under the Securities Exchange Act of 1934. There is no assurance the OTC Bulletin Board will issue a trading symbol and authorize the Company's common stock to be quoted in that medium.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not engaged in any legal proceedings, other than post judgment discovery pursued from time to time by one judgment creditor. All judgments are reflected in liabilities set forth in the balance sheet.

Item 2.  Changes in Securities.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

(27) Financial Data Schedule

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New Era Trading Group, Inc.
(Registrant)

Date:  August __, 2001

/s/  Steven L. Hocke
Steven L. Hocke, Chief Executive Officer

Date:  August __, 2001

/s/  Ronald L. Mallett
Ronald L. Mallett, Chief Financial Officer

EXHIBIT 27

FISCAL-YEAR-END                            SEP-30-2001
PERIOD-END                                 SEP-30-2000
CASH                                             0
SECURITIES                                       0
RECEIVABLES                                      0
ALLOWANCES                                       0
INVENTORY                                        0
CURRENT-ASSETS                                   0
PP&E                                             0
DEPRECIATION                                     0
TOTAL-ASSETS                                     0
CURRENT-LIABILITIES                              0
BONDS                                            0
PREFERRED-MANDATORY                              0
PREFERRED                                        0
COMMON                                     1759198
OTHER-SE                                         0
TOTAL-LIABILITY-AND-EQUITY                       0
SALES                                            0
TOTAL-REVENUES                                   0
CGS                                              0
TOTAL-COSTS                                      0
OTHER-EXPENSES                                   0
LOSS-PROVISION                                   0
INTEREST-EXPENSE                                 0
INCOME-PRETAX                                    0
INCOME-TAX                                       0
INCOME-CONTINUING                                0
DISCONTINUED                                     0
EXTRAORDINARY                                    0
CHANGES                                          0
NET-INCOME                                       0
EPS-BASIC                                        0
EPS-DILUTED                                      0