Form 10QSB
period 2001-03-30
NEW ERA TRADING GROUP INC
filed 2001-08-31
CIK 1108307

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2001, was 15,120,960 shares, all of one class, $.001 par value.

Transitional Small Business Disclosure Format (check one);

Yes [ ] No [X]

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.

                    NEW ERA TRADING GROUP, INC.
                           BALANCE SHEET
                           MARCH 31, 2001

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

Total Assets                                           $
                                                       ========

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts Payable
    Notes and Advances Payable, current portion        $107,353
    Accrued Expenses                                      5,358
                                                       --------
Total Current Liabilities                               112,711
Long Term Liabilities:
    Notes Payable, net of current portion
                                                       --------

Total Long Term Liabilities

Stockholders' Equity:
    Common stock; $.01 par value; 25,000,000 shares
       authorized; 15,120,960 issued and outstanding     151,210
    Additional paid-in capital                         1,607,988
    Accumulated deficit                               (1,634,265)
    Treasury Stock                                      (237,644)
Total Stockholders' Equity                              (112,711)
                                                      ----------
Total Stockholders' Equity and Liabilities
                                                      ==========
                    NEW ERA TRADING GROUP, INC.
                      STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS ENDED
                                                           March 31
                                                  -------------------------
                                                  2001                 2000
                                                  ----                 ----
Revenue:
    Sales
    Other
                                                  ---------        --------
Cost of Goods Sold
                                                  ---------        --------
Gross Profit (Loss)

Costs and Expenses:
    Selling Expenses
    General and Administrative
    Interest                                         $1,072
                                                  ---------        --------
                                                      1,072
                                                  ---------
Net Loss                                             $1,072
                                                  =========        ========

Primary Net Loss per Common Share                   $(0.00)
                                                    =======          ======

                    NEW ERA TRADING GROUP, INC.
                      STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED
                                                          MARCH 31
                                                  -------------------------
                                                  2001                 2000
                                                  ----                 ----
Operating Activities:
    Net Loss                                    $(1,072)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
        Depreciation and Amortization
        Loss on retirement of equipment
        (Increase) decrease in:
           Accounts Payable
           Accrued Expenses
        Increase (decrease) in:
           Accounts Payable
           Accrued Expenses                       1,072
                                                 ----------      ----------
    Total Adjustments                             1,072
                                                 ----------      ----------
    Net cash provided (used)
      by operating activities
                                                 ----------      ----------

Financing Activities:
    Payments on notes payable
    Additional paid in capital
                                                 ----------      ----------
    Net cash used by financing activities
                                                 ----------      ----------
Net increase (decrease) in cash

Cash, beginning of year
                                                 ----------      ----------
Cash, end of period                              $
                                                 ==========      ==========

Supplemental disclosures of cash flows
    information and non cash investing
    and financing activities
       Cash paid during year for interest
                                                 ==========      ==========
       Stock Exchanged for debt
                                                 ==========      ==========

                    NEW ERA TRADING GROUP, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31,2001

                               Common Stock      Additional
                           -------------------    Paid in      Accumulated
                           Shares       Amount    Capital        Deficit
                           ------       ------   ----------    -----------
Balance, December 31, 2000 15,120,960 $151,210  $1,607,988    $(1,633,193)

Issuance of stock

Net loss for the period                                             (1.072)
                           ---------- --------  ----------    ------------

Balance, March 31, 2001    15,120,960 $151,210  $1,607,438    $(1,634,265)
                           ========== ========  ==========    ============


New Era Trading Group, Inc.
Notes to Financial Statements
For the Period Ended March 31, 2001

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

Advertising costs are charged to operations when incurred. For the period ended March 31, 2001, advertising expense amounted to $0.

Net loss per common share is based upon the weighted average common shares outstanding during each period.

3.  Deferred Offering Cost

Deferred Offering Cost consists of costs incurred by the Company in the process of a public offering. None existed for the period ended March 31, 2001.

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

7.  Lease Commitments

Rent expense amounted to $0 for the period ended March 31, 2001.

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

Date:  August __, 2001

/s/  Steven L. Hocke
Steven L. Hocke, Chief Executive Officer

Date:  August __, 2001

/s/  Ronald L. Mallett
Ronald L. Mallett, Chief Financial Officer

EXHIBIT 27

FISCAL-YEAR-END                   SEP-30-2001
PERIOD-END                        SEP-30-2000
CASH                              0
SECURITIES                        0
RECEIVABLES                       0
ALLOWANCES                        0
INVENTORY                         0
CURRENT-ASSETS                    0
PP&E                              0
DEPRECIATION                      0
TOTAL-ASSETS                      0
CURRENT-LIABILITIES               0
BONDS                             0
PREFERRED-MANDATORY               0
PREFERRED                         0
COMMON                            1759198
OTHER-SE                          0
TOTAL-LIABILITY-AND-EQUITY        0
SALES                             0
TOTAL-REVENUES                    0
CGS                               0
TOTAL-COSTS                       0
OTHER-EXPENSES                    0
LOSS-PROVISION                    0
INTEREST-EXPENSE                  1072
INCOME-PRETAX                     0
INCOME-TAX                        0
INCOME-CONTINUING                 0
DISCONTINUED                      0
EXTRAORDINARY                     0
CHANGES                           0
NET-INCOME                        <1072>
EPS-BASIC                         0
EPS-DILUTED                       0