Form 10QSB
period 2001-06-30
NEW ERA TRADING GROUP INC
filed 2001-08-31
CIK 1108307

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2001, was 15,120,960 shares, all of one class, $.001 par value.

Transitional Small Business Disclosure Format (check one);

Yes [ ] No [X]

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.

                    NEW ERA TRADING GROUP, INC.
                           BALANCE SHEET
                           JUNE 30, 2001

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

Total Assets                                           $
                                                       ========

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts Payable
    Notes and Advances Payable, current portion        $107,353
    Accrued Expenses                                      6,430
                                                       --------
Total Current Liabilities                               113,783
Long Term Liabilities:
    Notes Payable, net of current portion
                                                       --------

Total Long Term Liabilities

Stockholders' Equity:
    Common stock; $.01 par value; 25,000,000 shares
       authorized; 15,120,960 issued and outstanding     151,210
    Additional paid-in capital                         1,607,988
    Accumulated deficit                               (1,635,337)
    Treasury Stock                                      (237,644)
Total Stockholders' Equity                              (113,783)

Total Stockholders' Equity and Liabilities

                    NEW ERA TRADING GROUP, INC.
                      STATEMENT OF OPERATIONS
                      FOR THE SIX MONTHS ENDED
                                                           JUNE 30
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
Gross Profit (Loss)

Costs and Expenses:
    Selling Expenses
    General and Administrative
    Interest                                         $2,144
                                                  ---------        --------
Net Loss                                             $2,144
                                                  =========        ========

Primary Net Loss per Common Share                   $(0.00)
                                                    =======          ======
                    NEW ERA TRADING GROUP, INC.
                      STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED
                                                           JUNE 30
                                                  -------------------------
                                                  2001                 2000
                                                  ----                 ----
Operating Activities:
    Net Loss                                    $(2,144)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
        Depreciation and Amortization
        Loss on retirement of equipment
        (Increase) decrease in:
           Accounts Payable
           Accrued Expenses
        Increase (decrease) in:
           Accounts Payable
           Accrued Expenses                       2,144
                                                 ----------      ----------
    Total Adjustments                             2,144
                                                 ----------      ----------
    Net cash provided (used)
      by operating activities
                                                 ----------      ----------

Financing Activities:
    Payments on notes payable
    Additional paid in capital
                                                 ----------      ----------
    Net cash used by financing activities
                                                 ----------      ----------
Net increase (decrease) in cash

Cash, beginning of year                          ----------      ----------

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

                    NEW ERA TRADING GROUP, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30,2001

                               Common Stock      Additional
                           -------------------    Paid in      Accumulated
                           Shares       Amount    Capital        Deficit
                           ------       ------   ----------    -----------
Balance, December 31, 2000   15,120,960 $151,210  $1,607,988   $(1,633,193)

Issuance of stock

Net loss for the period                                             (2,144)
                             ---------- --------  ----------   ------------
Balance, June 30, 2001       15,120,960 $151,210  $1,607,438   $(1,635,337)
                             ========== ========  ==========   ============

New Era Trading Group, Inc.
Notes to Financial Statements
For the Period Ended June 30, 2001

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

Item 2.  Management's Plan of Operations

The Company is dormant at the date of this quarterly report and is not engaged in any business operations. The Company is seeking a viable business with which to merge. There is no assurance as to how long it may take the Company to locate a suitable merger partner. The Company intends to arrange for a securities broker-dealer to obtain a trading symbol on the OTC Bulletin Board, as soon as the Company has filed all reports due under the Securities Exchange Act of 1934. There is no assurance as to if or when the OTC Bulletin Board will issue a trading symbol and authorize the Company's common stock to be quoted in that medium.

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

Date:  August __, 2001

/s/  Steven L. Hocke
Steven L. Hocke, Chief Executive Officer

Date:  August __, 2001

/s/  Ronald L. Mallett
Ronald L. Mallett, Chief Financial Officer

EXHIBIT 27

FISCAL-YEAR-END                      DEC-31-2001
PERIOD-END                           JUN-30-2001
CASH                                 0
SECURITIES                           0
RECEIVABLES                          0
ALLOWANCES                           0
INVENTORY                            0
CURRENT-ASSETS                       0
PP&E                                 0
DEPRECIATION                         0
TOTAL-ASSETS                         0
CURRENT-LIABILITIES                  0
BONDS                                0
PREFERRED-MANDATORY                  0
PREFERRED                            0
COMMON                               1759198
OTHER-SE                             0
TOTAL-LIABILITY-AND-EQUITY           0
SALES                                0
TOTAL-REVENUES                       0
CGS                                  0
TOTAL-COSTS                          0
OTHER-EXPENSES                       0
LOSS-PROVISION                       0
INTEREST-EXPENSE                     2144
INCOME-PRETAX                        0
INCOME-TAX                           0
INCOME-CONTINUING                    0
DISCONTINUED                         0
EXTRAORDINARY                        0
CHANGES                              0
NET-INCOME                           0
EPS-BASIC                            0
EPS-DILUTED                          0