Form 10QSB
period 2001-09-30
NEW ERA TRADING GROUP INC
filed 2003-01-21
CIK 1108307

FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30599

                      NEW ERA TRADING GROUP, INC.
         (Exact name of registrant as specified in its charter)

         FLORIDA                                              65-0093914
 (State or other jurisdiction of                            (IRS Employer
 incorporation organization)                              Identification No.)



       7511 NW FIRST COURT, PEMBROKE PINES, FLORIDA            33024
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2001, was 15,020,960 shares, all of one class, $.001 par value.

Transitional Small Business Disclosure Format (check one);

Yes [ ] No [X]

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.


                 NEW ERA TRADING GROUP, INC.

                       BALANCE SHEET
                     SEPTEMBER 30, 2001
Assets:
Current Assets:
 Cash                                       $                -
 Accounts Receivable                                         -
 Inventory                                                   -
                                                       -----------
Total Current Assets                                         -

Equipment, net of accumulated depreciation

Other Assets:
 Deferred Offering Cost                                      -
 Deposits                                                    -
                                                       -----------
Total Other Assets                                           -
                                                       -----------
Total Assets                                $                -
                                                       ===========


Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts Payable                      $                -
 Notes and Advances Payable,
    current portion                                      107,353
 Accrued Expenses                                          7,502
                                                       -----------
Total Current Liabilities                                114,855

Long Term Liabilities                                        -
                                                       -----------

Stockholders' Equity:
 Common stock; $.01 par value; 25,000,000 shares
    authorized; 15,120,960 issued and outstanding        151,210
 Additional paid-in-capital                            1,607,988
 Accumulated deficit                                  (1,636,409)
 Treasury Stock                                         (237,644)
                                                       -----------
Total Stockholders' Equity                              (114,855)
                                                       -----------

Total Stockholders' Equity and Liabilities   $               -
                                                       ===========


The accompanying notes are an integral part of the financial statements.

                    NEW ERA TRADING GROUP, INC.

                     STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED

                                                     September 30
                                                 2001            2000
Revenue:
 Sales                                   $         -      $        -
 Other                                             -               -
                                                   -               -
                                            ------------    ------------
Cost of Goods Sold                                 -               -
                                            ------------    ------------

Gross Profit (Loss)                                -               -

Costs and Expenses:
 Selling Expenses                                  -
 General and Administrative                        -
 Interest                                        3,216             -
                                            ------------    ------------
Net Loss                                 $      (3,216)   $        -
                                            ============    ============

Primary Net Loss per Common Share        $        0.00    $      0.00
                                            ============    ============


The accompanying notes are an integral part of the financial statements.



                       NEW ERA TRADING GROUP, INC.

                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                 Additional
                            Common Stock          Paid in     Accumulated
                            ------------
                          Shares      Amount      Capital      Deficit
                        ----------  ----------  -----------  -------------
Balance,
  December 31, 2000     15,120,960   $151,210  $ 1,607,988   $(1,633,193)

Issuance of Stock

Net Loss for the Period                                           (3,216)
                        ----------  ----------  -----------  -------------

Balance,
  September 30, 2001    15,120,960   $151,210  $ 1,607,988   $(1,636,409)
                        ==========  ==========  ===========  =============

The accompanying notes are an integral part of the financial statements.

                     NEW ERA TRADING GROUP, INC.

                      STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED

                                                     September 30
                                                2001             2000
                                          --------------    --------------
Operating Activities:
 Net Loss                                 $   (3,216)       $      -
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depreciation and Amortization                 -                 -
   Loss on retirement of equipment               -                 -
   (Increase) decrease in:
    Accounts Receivable                          -                 -
    Inventory                                    -                 -
   Increase (decrease) in:
    Accounts Payable                             -                 -
    Accrued Expenses                           3,216               -
                                          --------------    --------------
 Total Adjustments                               -                 -
                                          --------------    --------------

Financing Activities:
 Payments on notes payable                       -                 -
 Additional paid-in-capital                      -                 -
                                          --------------    --------------
 Net cash used by financing activities           -                 -
                                          --------------    --------------
Net increase (decrease) in cash                  -                 -

Cash, beginning of year                          -                 -
                                          --------------    --------------
Cash, end of period                     $        -         $       -
                                          ==============    ==============
Supplemental disclosures of cash flow
 information and noncash investing
 and financing activities
  Cash paid during year for interest    $        -         $       -
                                          ==============    ==============
  Stock exchanged for debt              $        -         $       -
                                          ==============    ==============

The accompanying notes are an integral part of the financial statements.






New Era Trading Group, Inc.
Notes to Financial Statements
For the Period Ended September 30, 2001

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

Advertising costs are charged to operations when incurred. For the period ended September 30, 2001, advertising expense amounted to $0.

Net loss per common share is based upon the weighted average common shares outstanding during each period.

Read Independent Auditors' Report

3.  Deferred Offering Cost

Deferred Offering Cost consists of costs incurred by the Company in the process of a public offering. None existed for the period ended September 30, 2001.

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

7.  Lease Commitments

Rent expense amounted to $0 for the period ended September 30, 2001.

There are no outstanding lease commitments.

Read Independent Auditors' Report

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

New Era Trading Group, Inc.
(Registrant)

Date:  December 15, 2002

/s/  Steven L. Hocke
Steven L. Hocke, Chief Executive Officer

Date:  December 15, 2002

/s/  Ronald L. Mallett
Ronald L. Mallett, Chief Financial Officer