Form 10KSB
period 2001-12-30
NEW ERA TRADING GROUP INC
filed 2003-01-21
CIK 1108307

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                           Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,020,960 shares at November 30, 2002

DOCUMENTS INCORPORATED BY REFERENCE

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

Activities Designed to Locate a Target Business

The Company intends to seek business opportunities for the purpose of effectuating a Business Combination with a Target Business which management believes to possess significant growth and profit potential. Immediately prior to or following the completion of Business Combination, the Company intends to seek a market maker to sponsor the quotation of the Company's common stock on the OTC Bulletin Board or to apply directly for listing of its common stock for trading. The Company intends to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings. The Company may effect a Business Combination with a Target Business which may be financially unstable, in its early stages of development or growth and involve a high degree of risk. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. None of the Company's present directors and officers expect to remain associated in any operational, managerial or executive capacity with or as directors of the Company following a Business Combination. Nor does present management of the Company expect to be involved in management of or as an investor in the Target Business before a Business Combination. Present management expects the management of the Target Business will assume management of the Company following the Business Combination. Presently, the Company has no plan, proposal, agreement, understanding or arrangement and is not conducting any discussions to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. Furthermore, the Company has no budget or funding set aside for that purpose. Any investigation, discussion, negotiation and acquisition of a Target Business, if any, will be paid for by the Company's present management. Pursuant to resolution of the Company's board of directors, no Business Combination may occur prior to the Company obtaining the requisite audited financial statements required pursuant to Form 8-K (or its equivalent) promulgated under the Exchange Act.

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

Item 3. Legal Proceedings

At the date of this annual report, no suits are pending against the Company. All of the Company's trade debts are in default and its creditors could file suites for collection at any time. The Company believes that the period within which such creditors are permitted to file suit for collection has expired and all such debts not yet reduced to judgment are uncollectible. Five trade creditors have obtained judgments in Pinellas County, Florida against the Company for amounts due, plus interest, costs and attorneys fees. The suits which have been reduced to judgment are set forth in the following table:

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
(1) This judgment is for the quotation for the full project, which was only about one-half completed before work was suspended by the plaintiff due the Company's non payment.
(2) The Company believes this judgment is for the balance of the lease contract, without credit for the returned copy machine.
(3) The Company believes this plaintiff is no longer in business. No counsel is currently representing the plaintiff. The original contract was for $5,000, which was partially paid by the Company and by Mr. Grant pursuant to his personal guarantee. The Company is unable to determine the amount due a December 31, 2001.

The amounts of all such judgments and claims are reflected on the Company's balance sheet at December 31, 2001.

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

Number of Stockholders and Status of Stock

At November 30, 2002, the Company has approximately 280 stockholders of record holding a total of 15,285,960 shares of its Common Stock. All of the Common Stock has been outstanding for more than two years, except for 4,025,385 shares which were approved for issue on February 21, 2000 primarily in liquidation of common stock purchase options and warrants on a basis of one share for two options/warrants. In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has beneficially owned restricted shares of Common Stock for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is traded on a national securities exchange or the NASDAQ system, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least the three months immediately preceding the sale and who has beneficially owned restricted shares of Common Stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above. In the event the Company becomes delinquent in filing reports under the Exchange Act, Rule 144 would not be available for the resale of any shares owned by affiliates or owned by non-affiliates of the Company for less than two years.

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

Recent Sales of Securities:

The Company did not sell any securities during the 2001 fiscal year or during 2002.

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

Item 7. Financial Statements.

Board of Directors
New Era Trading Group, Inc.
7511 NW First Court
Pembroke Pines, FL 33024

We have audited the accompanying balance sheets of New Era Trading Group, Inc. as of December 31, 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Era Trading Group, Inc. as of December 31, 2001 and 2000 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Costales & Costales

Certified Public Accountants
Miami, Florida
January 15, 2002

                     New-Era Trading Group, Inc.
                         Balance Sheet

                                                        December 31, 2001
                                                        -----------------
Assets
Current assets:
     Cash                                               $       -
     Accounts receivable                                        -
     Inventory                                                  -
                                                            ---------
Total current assets                                            -

Equipment, net of accumulated deprecation                       -

Other assets:
     Deferred offering costs                                    -
     Deposits                                                   -
                                                            ---------
Total other assets                                              -
      Total                                             $       -
                                                            =========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                   $       -
     Notes and advances payable                              107,353
     Accrued expenses                                          8,547
                                                            ---------
Total current liabilities:                                   115,927

Long-term liabilities
     Notes payable, net of current portion                  ---------
Total long-term liabilities                                     -

Stockholders' equity
      Common stock, $.01 par value,
       25,000,000 shares authorized,
       15,120,960 shares issued and
       outstanding on 12/31/01                               151,210
      Additional paid-in capital                           1,607,988
      Accumulated deficit                                 (1,637,481)
      Treasury stock                                        (237,644)
                                                           -----------
Total stockholders' equity                                  (115,927)
                                                           -----------
                                                      $         -
                                                           ===========

Read independent auditors' report. The accompanying notes are an integral part of the financial statements.


                    New-Era Trading Group, Inc.

                     Statement of Operations
                 For the Years Ended December 31

                                                   2000         2001
                                                  ------       ------
Revenue:
     Sales                                       $   -        $   -
     Other                                        ------       ------

Cost of goods                                        -            -
                                                  ------       ------

Gross profit (loss)                                  -            -

Costs and Expenses:
     Selling expenses                                -            -
     General and administrative                     550           -
     Interest                                      4,286        4,286
                                                  ------       ------
                                                   4,836        4,286
                                                  ------       ------
Net Loss                                        $ (4,836)    $ (4,286)
                                                  ========    =========

Primary net loss per common share               $ (0.00)     $  (0.00)
                                                  ========    =========

Read independent auditors' report. The accompanying notes are an integral part of the financial statements.


                    New-Era Trading Group, Inc.

           Statement of Changes in Stockholders' Equity
               Years ended December 31, 2000 and 2001

                                                  Additional
                             Common Stock          Paid-in       Accumulated
                         -------------------
                         Shares        Amount      Capital         Deficit
                         ----------------------------------------------------
Balance,
December 31, 2000       15,120,960     $151,210    $1,607,988   $(1,633,193)

Issuance of Stock
Net Loss for the Period                                              (4,286)
                      -------------------------------------------------------
Balance, December 31, 2001                                      $(1,637,481)
                      =======================================================


Read independent auditors' report. The accompanying notes are an integral part of the financial statements.


                      New-Era Trading Group, Inc.

                        Statement of Cash Flows
                  Years Ended December 31, 2000 and 2001
                                                          2000          2001
                                                         ------        ------
Operating activities
     Net loss                                         $ (4,836)     $ (4,286)
     Adjustments to reconcile net loss
          to net cash used by operating
          activities:
              Depreciation and amortization                -              -
              Loss on retirement of equipment              -              -
              (Increase) decrease in:
                   Other assets                            -              -
              Increase (decrease) in:
                    Accounts payable                       -              -
                    Accrued expenses                     4,286          4,286
                                                        ------       --------
     Total adjustments                                   4,286          4,286
                                                        ------       --------
     Net cash provided (used) by operating activities     (550)           -
                                                        ------       --------
Financing activities
     Payments on notes payable                             -              -
     Additional Paid in Capital                            550            -
                                                        ------       --------
     Net cash used by financing activities                 550            -

Net increase (decrease) in cash                            -              -

Cash, beginning of year                                    -              -
                                                        ------       --------
Cash, end of year                                      $   -           $  -
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


New-Era Trading Group, Inc.
Notes to Financial Statements
Years Ended December 31, 2000 and 2001


1.  Background Information

New Era Trading Group, Inc. (the "Company") (f/k/a Gardner Marketing Services, Inc.) was incorporated in Florida on December 15, 1988. The Company was essentially dormant until 1992, at which time the Company began import/export operations of torches used for decorative outdoor lighting. In 1994, the Company ceased distribution of the torches and began import/export operations of solid and gelatin cane sugar and alcohol fuels for cooking and warming food and lighting charcoal. The distribution of the latter was ceased in 1996 and the Company has remained essentially dormant since. The Company's headquarters is located in Largo, Florida.

2.  Summary of Significant Accounting Policies

The significant accounting policies followed are:

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

Equipment is recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets of approximately five to seven years. Additions to and major improvements of equipment are capitalized. Maintenance and repair expenditures are charged to expense as incurred. As equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is recorded.

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Advertising costs are charged to operations when incurred. For the year ended December 31, 2001 and 2000 advertising expense amounted to $0.

Net loss per common share is based upon the weighted average common shares outstanding during each period.



Read Independent Auditors' Report


New Era Trading Group, Inc.
Notes to Financial Statements
For the Year Ended December 31, 2000 and 2001

3.  Equipment

There was no equipment as of December 31, 2001.

4.  Inventory

There was no inventory as of December 31, 2001.

5.  Deferred Offering Cost

Deferred Offering Cost consists of costs incurred by the Company in the process of a public offering. There were no costs in 2001.

6.  Income Taxes

The Company has a net operating loss carryover available for future periods of approximately $808,000. This carryover will expire between 2007 and 2011.

7.  Stockholders' Equity

On January 21, 1989, the Company authorized and issued 100 shares of common stock for a $1 par value. On October 18, 1993, the Company increased the authorized shares of common stock to 2,500,000 shares with a par value of $.01. Also on October 18, 1993, the Company's Board of Directors declared a stock split (9,000 to 1) of its outstanding common stock.

The Company has issued 2,715,000 options to purchase shares of the Company's common stock at $.20 per share. These options will expire in the years 1999 through 2001.

During February 1996, the Board of Directors authorized a 5-for-1 stock split of common stock to stockholders of record as of February 10, 1996.

8.  Lease Commitments

There are no outstanding lease commitments.


Read Independent Auditors' Report



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The names, ages and terms of office of directors and executive officers of the Company are set forth in the following table.

Name                Age   All positions with Company          Director since
J. Stuart Grant     42    Director                                    1992
Steven L. Hocke     48    Director and President                      1995
Ronald L. Mallett   52    Director and Chief Financial Officer        1997
Jackson L. Morris   58    Director and Secretary                      1997

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

Jackson L. Morris, Esq., a director and secretary of the Company, is an attorney in private practice since 1992. He practiced law in Tampa and St. Petersburg, Florida with the law firm of Harris, Barrett, Mann & Dew in 1991 and 1992. Mr. Morris was a founding member of the St. Petersburg, Florida law firm of Greene & Mastry, P.A. in 1984, practicing law with that firm until 1991 and with its predecessor from 1982 to 1984. Mr. Morris' law practice has been primarily in the areas of general corporate, securities and contract law. Mr. Morris is a member of The Florida Bar, The State Bar of Georgia (inactive) and The District of Columbia Bar. He is admitted to practice before the United States Tax Court and Supreme Court of the United States of America.
Mr. Morris is a director of Stampede Worldwide, Inc., a company whose stock is publicly traded and quoted in the "Pink Sheets" and which has recently been reorganized under Chapter 11 of the Bankruptcy Code. Mr. Morris is a director, the secretary and general counsel of 1 Global City.Com, Inc. Mr. Morris has agreed, without admitting or denying the facts therein, to entry of an administrative order by the U.S. Securities and Exchange Commission on April 3, 2001 that he cease and desist from the sale of securities in violation of the registration requirements of the Securities Act of 1933, as amended. The order stems from public sales in 1998 of 50,000 shares of stock Mr. Morris received in payment of legal fees in connection with a reverse merger and which he made in reliance upon an opinion of counsel the Commission alleged was invalid. Mr. Morris earned a B.A. degree in economics (1966) and a Juris Doctor degree (1969) from the Emory University in Atlanta, Georgia and a LL.M. degree in federal taxation (1974) from Georgetown University Law Center.

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

Item 10. Executive Compensation:

The Company did not pay or accrue any compensation to its executive officers during 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The names of directors and officers and the name of each person who owns legally and beneficially more than five percent of the Company's issued and outstanding Common Stock on November 30, 2002 which has not changed since that date, the address of each such person, the number of shares which each owns and the percentage of the outstanding Common Stock represented by such shares is set forth in the following table.

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

New Era Trading Group, Inc.
By: /s/ Steven L. Hocke
Steven L. Hocke
President and Chief Executive Officer
Date signed:  December 15, 2002

By: /s/ Ronald L. Mallett
Ronald L. Mallett,
Principal Accounting and Chief Financial Officer
Date signed:  December 15, 2002

EXHIBIT INDEX


Supplemental information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act By Non-reporting Issuers

(1) The Company has not issued any annual report to its stockholders during or for the 2001 fiscal year.
(2) The Company did not issue a proxy statement, form of proxy or other proxy soliciting material to the Company's stockholders for any purpose during the 2001 fiscal year.