Form 10QSB
period 2002-03-31
NEW ERA TRADING GROUP INC
filed 2003-01-21
CIK 1108307

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2002, was 15,020,960 shares, all of one class, $.001 par value.

Transitional Small Business Disclosure Format (check one);

Yes [ ] No [X]

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.

                     New Era Trading Group, Inc.

                            Balance Sheet
                           March 31, 2002

Assets
Current Assets:
 Cash                                               $       -
 Accounts Receivable                                        -
 Inventory                                                  -
                                                    -------------
Total Current Assets                                        -

Equipment, net of accumulated depreciation                  -

Other Assets:
 Deferred Offering Cost                                     -
 Deposits                                                   -
                                                    -------------
Total Other Assets                                          -
                                                    -------------
Total Assets                                        $       -
                                                    =============


Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts Payable                                   $       -
 Notes and Advances Payable, current portion             107,353
 Accrued Expenses                                          9,646
                                                    -------------
Total Current Liabilities                                116,999


Long Term Liabilities:
 Notes Payable, net of current portion                      -
                                                    -------------
Total Long Term Liabilities                                 -


Stockholders' Equity:
 Common stock; $.01 par value; 25,000,000 shares
  authorized; 15,120,960 issued and outstanding          151,210
 Additional Paid-In Capital                            1,607,988
 Accumulated Deficit                                  (1,638,553)
 Treasury Stock                                         (237,644)
                                                    -------------
Total Stockholders' Equity                              (116,999)
                                                    -------------
Total Liabilities and Stockholders' Equity     $             -
                                                    =============


The accompanying notes are an integral part of the financial statements.



                    New Era Trading Group, Inc.
                      Statement of Operations
                       For the Periods Ended

                                         Three Months  Three Months
                                             Ended         Ended
                                           3/31/2002     3/31/2001
                                        ------------   ------------
Revenue:

 Sales                                  $      -       $       -
 Other                                         -               -
                                        ------------   ------------

Cost of Goods Sold                             -               -
                                        ------------   ------------
Gross Profit (Loss)                            -               -


Cost and Expenses:

 Selling Expenses                              -
 General and Administrative                    -
 Interest                                     1,072          1,072
                                        ------------   ------------
                                              1,072          1,072
                                        ------------   ------------
Net Loss                                $    (1,072)   $    (1,072)
                                        ============   ============

Primary Net Loss per Common Share       $      -       $        -
                                        ============   ============

The accompanying notes are an integral part of the financial statements.

                       New Era Trading Group, Inc.

                        Statements of Cash Flows
                        For the Periods Ended

                                         Three Months       Three Months
                                            Ended               Ended
                                          3/31/2002            3/31/2001
                                       ---------------    ---------------
Operating Activities
 Net loss                             $    (1,072)        $     (1,072)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
   Depreciation and amortization              -                    -
   Loss on retirement of equipment            -                    -
   (Increase) decrease in:
    Other assets                              -                    -
   Increase (decrease) in:
    Accounts payable                          -                    -
    Accrued expenses                        1,072                1,072
                                       ---------------    ---------------
 Total adjustments                            -                    -
                                       ---------------    ---------------
Net cash provided (used)
  by operating activities                     -                    -
                                       ---------------    ---------------

Financing Activities
 Payments on notes payable                    -                    -
 Additional Paid in Capital                   -                    -
                                       ---------------    ---------------
 Net cash used by financing activities        -                    -
                                       ---------------    ---------------

Net Increase (decrease) in cash               -                    -

Cash, beginning of year                       -                    -

Cash, end of year                     $       -           $        -


Supplementary disclosures of cash flow
 information and noncash investing
 and financing activities
  Cash paid during year for interest  $       -           $        -
                                        ===============    ==============
  Stock exchanged for debt            $       -           $        -
                                        ===============    ==============

The accompanying notes are an integral part of the financial statements.

                  New Era Trading Group, Inc.

            Statement of Changes in Stockholders' Equity
                For the Period Ended March 31, 2002
                                                Additional
                             Common Stock        Paid-In      Accumulated
                          ------------------
                           Shares     Amount     Capital        Deficit
                        -----------  --------   ----------   -------------
Balance,
  December 31, 2001     15,120,960  $ 151,210   $1,607,988   $ (1,637,481)

Issuance of Stock

Net Loss for the Period                                            (1,072)
                        -----------  --------   ----------   -------------

Balance,
  March 31, 2002        15,120,960  $ 151,210   $1,607,988   $ (1,638,553)
                        ===========  ========   ==========   =============

The accompanying notes are an integral part of the financial statements.




New Era Trading Group, Inc.
Notes to Financial Statements
For the Periods Ended March 31, 2002 and 2001

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

     Advertising costs are charged to operations when incurred. For the periods ended March 31, 2002 and 2001 advertising expense amounted to $0.

	Net loss per common share is based upon the weighted average common shares outstanding during each period.

3.  Equipment

     There was no equipment as of March 31, 2002.

4.  Inventory

     There was no inventory as of March 31, 2002.

5.  Deferred Offering Cost

     Deferred Offering Cost consists of costs incurred by the Company in the process of a public offering. There were no costs in 2002.

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