Form 10QSB
period 2002-09-30
NEW ERA TRADING GROUP INC
filed 2003-01-21
CIK 1108307

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2002, was 15,020,960 shares, all of one class, $.001 par value.

Transitional Small Business Disclosure Format (check one);

Yes [ ] No [X]

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.

                 New Era Trading Group, Inc.

                       Balance Sheet
                     September 30, 2002
Assets
Current Assets:
 Cash                                         $             -
 Accounts Receivable                                        -
 Inventory                                                  -
                                                     ------------
Total Current Assets                                        -

Equipment, net of accumulated depreciation                  -

Other Assets:
 Deferred Offering Cost                                     -
 Deposits                                                   -
                                                     ------------
Total Other Assets                                          -
                                                     ------------
Total Assets                                  $             -
                                                     ============


Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts Payable                             $             -
 Notes and Advances Payable, current portion             107,353
 Accrued Expenses                                         11,790
                                                     ------------
Total Current Liabilities                                119,143


Long Term Liabilities:
 Notes Payable, net of current portion                      -
                                                     ------------
Total Long Term Liabilities                                 -


Stockholders' Equity:
 Common stock; $.01 par value; 25,000,000 shares
  authorized; 15,120,960 issued and outstanding          151,210
 Additional Paid-In Capital                            1,607,988
 Accumulated Deficit                                  (1,640,697)
 Treasury Stock                                         (237,644)
                                                     ------------
Total Stockholders' Equity                              (119,143)
                                                     ------------
Total Liabilities and Stockholders' Equity    $             -
                                                     ============


The accompanying notes are an integral part of the financial statements.

                      New Era Trading Group, Inc.

                       Statement of Operations
                        For the Periods Ended
                                      Nine Months         Nine Months
                                        Ended                Ended
                                      9/30/2002            9/30/2001
                                  ----------------    ----------------
Revenue:

 Sales                           $         -         $         -
 Other
                                  ----------------    ----------------
                                           -                   -


Cost of Goods Sold                         -                   -
                                  ----------------    ----------------

Gross Profit (Loss)                        -                   -


Cost and Expenses:

 Selling Expenses                          -                   -
 General and Administrative                -                   -
 Interest                                3,216                3,216
                                  ----------------    ----------------
                                         3,216                3,216
                                  ----------------    ----------------
Net Loss                         $      (3,216)      $       (3,216)
                                  ================    ================

Primary Net Loss
  per Common Share               $         -         $         -
                                  ================    ================

The accompanying notes are an integral part of the financial statements.


                        New Era Trading Group, Inc.

                         Statements of Cash Flows
                           For the Periods Ended

                                            Nine Months    Nine Months
                                               Ended         Ended
                                            9/30/2002      9/30/2001
                                           -------------  -------------
Operating Activities
 Net loss                               $     (3,216)   $    (3,216)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
   Depreciation and amortization                  -             -
   Loss on retirement of equipment                -             -
   (Increase) decrease in:
    Other assets                                  -             -
   Increase (decrease) in:
    Accounts payable                              -             -
    Accrued expenses                            3,216         3,216
                                            -------------  -------------
 Total adjustments                              3,216         3,216
                                            -------------  -------------
 Net cash provided (used) by
  operating activities                            -              -
                                            -------------  -------------

Financing Activities
 Payments on notes payable                        -              -
 Additional Paid in Capital                       -              -
                                           -------------  -------------
 Net cash used by financing activities            -              -
                                           -------------  -------------

Net Increase (decrease) in cash                   -              -

Cash, beginning of year                           -              -
                                           -------------  -------------
Cash, end of year                        $        -      $       -
                                           =============  =============

Supplementary disclosures of cash flow
 information and noncash investing
 and financing activities
  Cash paid during year for interest     $        -      $       -
                                           =============  =============
  Stock exchanged for debt               $        -      $       -
                                           =============  =============

The accompanying notes are an integral part of the financial statements.


                          New Era Trading Group, Inc.

               Statement of Changes in Stockholders' Equity
                 For the Period Ended September 30, 2002
                                                Additional
                            Common Stock         Paid-In      Accumulated
                         Shares     Amount       Capital        Deficit
                       ---------------------   ------------  --------------
Balance,
 December 31, 2001     15,120,960  $ 151,210    $1,607,988   $ (1,637,481)

Issuance of Stock

Net Loss for the Period                                           (3,216)
                       ----------------------------------------------------

Balance,
 September 30, 2002    15,120,960  $ 151,210    $1,607,988   $ (1,640,697)
                       ====================================================


The accompanying notes are an integral part of the financial statements.



New Era Trading Group, Inc.
Notes to Financial Statements
For the Periods Ended September 30, 2002 and 2001

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

Advertising costs are charged to operations when incurred. For the periods ended September 30, 2002 and 2001 advertising expense amounted to $0.

Net loss per common share is based upon the weighted average common shares outstanding during each period.


New Era Trading Group, Inc.
Notes to Financial Statements
For the Periods Ended September 30, 2002 and 2001


3.  Equipment

There was no equipment as of September 30, 2002.

4.  Inventory

There was no inventory as of September 30, 2002.

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

Date:  December 15 2002

/s/  Ronald L. Mallett
Ronald L. Mallett, Chief Financial Officer