Form 10KSB
period 2002-12-31
NEW ERA TRADING GROUP INC
filed 2004-07-19
CIK 1108307

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                  Form 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ........... to ...........

                        Commission file number 000-30599

                          NEW-ERA TRADING GROUP, INC.
                 (Name of small business issuer in its charter)

                FLORIDA                                65-0093914
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)



              7511 N.W. FIRST COURT, PEMBROKE PINES, FLORIDA 33024 (Address of principal executive offices) (Zip Code)

                 (954) 894-3696                (954) 894-3676
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,120,960 shares at December 31, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has not incorporated any documents by reference.

NONE

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

                      FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward- looking statements are subject to significant risks and uncertainties, including information included under Parts I and II of this annual report, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this annual report are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions regarding the Company's intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Readers are cautioned that actual results may differ materially from those projected in the forward looking statements as a result of various factors, many of which are beyond the control of the Company. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this annual with the SEC. Readers are urged to carefully review and consider the various disclosures made by the Company in this annual report.

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

Reasons the Company may be Attractive as a Shell Company

The Company believes that the amount required to pay off its liabilities (approximately $107,000) is less than the typical price currently being charged by others to acquire control of a "fully reporting shell company". The Company believes that all liabilities, other than judgments listed under Item 3, below, are older than the applicable statute of limitations on collection of debts. The Company was not created from scratch to be a shell company. The Company has a defined business history, audited financial statements and no contingent liabilities or unknown liabilities. The Company has approximately 280 stockholders of record and 15,020,960 shares of Common Stock outstanding, all of which was issued between 1988 and 2000 to the founders, to subsequent management and to investors in the Company's efforts to capitalize and establish itself as a going concern. Of the issued and outstanding shares of Common Stock, 6,455,820 shares are owned by "affiliates" of the Company (directors, officers and persons who own more than ten percent) and are therefore subject to public resale in compliance with Rule 144 of the Securities Act of 1933, as amended (the "Securities Act") for so long as the holders remain affiliates. Any persons who acquires or agrees to acquire, otherwise in a public market transaction, shares of the Company's Common Stock from these affiliates at a time they are affiliates will purchase a "restricted security" which is subject to public resale only in compliance with Rule 144. The Company's current affiliates do not expect to sell any of their holdings in the Company to the affiliates of the Target Business, since the stock held by the current affiliates is expected to become part of the Company's "public float", after such persons cease to be the Company's affiliates, and therefor facilitate development of a public trading market for the Company's Common Stock. Sales by the Company's current affiliates of all or part of their holdings in the Company to the affiliates of the Target Business cannot be rule out altogether, because such future affiliates may believe it is not necessary to have a public float of approximately one million shares to develop a public trading market and may accordingly desire to purchase some or all of the holdings of current affiliates. The Company's stockholders other than its current affiliates will not be able to participate in any such sales to affiliates of the Target Business.

Activities Designed to Locate a Target Business

The Company has not been actively seeking a Business Combination during the 2002 calendar year. At some point, the Company intends to seek business opportunities for the purpose of effectuating a Business Combination with a Target Business which management believes to possess significant growth and profit potential. Immediately prior to or following the completion of Business Combination, the Company intends to seek a market maker to sponsor the quotation of the Company's common stock on the OTC Bulletin Board or to apply directly for listing of its common stock for trading. The Company intends to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings. The Company may effect a Business Combination with a Target Business which may be financially unstable, in its early stages of development or growth and involve a high degree of risk. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. None of the Company's present directors and officers expect to remain associated in any operational, managerial or executive capacity with or as directors of the Company following a Business Combination. Nor does present management of the Company expect to be involved in management of or as an investor in the Target Business before a Business Combination. Present management expects the management of the Target Business will assume management of the Company following the Business Combination. Presently, the Company has no plan, proposal, agreement, understanding or arrangement and is not conducting any discussions to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. Furthermore, the Company has no budget or funding set aside for that purpose. Any investigation, discussion, negotiation and acquisition of a Target Business, if any, will be paid for by the Company's present management. Pursuant to resolution of the Company's board of directors, no Business Combination may occur prior to the Company obtaining the requisite audited financial statements required pursuant to Form 8-K (or its equivalent) promulgated under the Exchange Act.

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

The Company's lack of funds and of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before the Company commits to a Business Combination. Management decisions, therefore, will likely be made based entirely upon information provided entirely by the Target Business, which may not include detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable to obtain. The Company's management expects to conduct a due diligence review of the Target Business which will encompass, among other things, meetings with its management, examination of its products or services, inspection of facilities and review of financial statements and contracts which are made available to the Company. The information provided by the Target Company may prove to have been either negligently or intentionally inaccurate or misleading and it is likely current management would not discover it to be so. The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. The Company's management intends to devote only a very small portion of their individual time to the affairs of the Company and, accordingly, consummation of a Business Combination may require a greater period of time than if management devoted its full time to the Company's affairs. Each of the Company's directors and officers, being its only personnel, have full time executive and professional occupations outside of the Company. Any costs incurred by the Company will be contributed by its management, which intends to limit the amount of such contributions to a minimum. Management has not established a budget for expenses or a maximum amount for contributions.

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

Creditor's name      Case No.     Court               Amount at December 31
---------------      --------     -----               ---------------------
Evatone, Inc.       97-7015 CI   Circuit Court            $18,476.95 (1)

Xerox Corporation   98-000354    County Court              $7,263.33 (2)

Old Dominion
Freight Lines, Inc. 98-002454    Small Claims              $6,251.19

Yellow Freight
Systems, Inc.       97-4639      Small Claims              $3,727.75

On the Grill
Magazine            97-5771      Small Claims                 -      (3)

(1) This judgment is for the quotation for the full project, which was only about one-half completed before work was suspended by the plaintiff due the Company's non payment.
(2) The Company believes this judgment is for the balance of the lease contract, without credit for the returned copy machine.
(3) The Company believes this plaintiff is no longer in business. No counsel is currently representing the plaintiff. The original contract was for $5,000, which was partially paid by the Company and by Mr. Grant pursuant to his personal guarantee. The Company is unable to determine the amount due a December 31, 2002.

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

Number of Stockholders and Status of Stock

At December 31, 2002, the Company has approximately 280 stockholders of record holding a total of 15,120,960 shares of its Common Stock. All of the Common Stock has been outstanding for more than two years. In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has beneficially owned restricted shares of Common Stock for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of one percent of the total number of outstanding shares of the same class or, if the Common Stock is traded on a national securities exchange or the NASDAQ system, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least the three months immediately preceding the sale and who has beneficially owned restricted shares of Common Stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above. In the event the Company becomes delinquent in filing reports under the Exchange Act, Rule 144 would not be available for the resale of any shares owned by affiliates or owned by non-affiliates of the Company for less than two years.

Transfer Agent

The Company's transfer agent is Executive Registrar & Transfer Agency, Inc., Phoenix, Arizona. The Company has not paid its transfer agent for at least three years.

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

Recent Sales of Securities:

The Company did not sell any securities during the 2001 and 2002 fiscal years.

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

Item 7. Financial Statements.

                      PREFERRED ACCOUNTING SERVICES, INC.
                              2750 CORAL WAY #202
                                MIAMI, FL 33145

April 17, 2004

To the Board of Directors
New Era Trading Group, Inc.
Miami, Florida

We have audited the accompanying balance sheet of New Era Trading Group, Inc. for the as of December 31, 2002 and 2001, and the related statements of income and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of New Era Trading Group, Inc. as of December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ana Costales
----------------
Ana Costales
Preferred Accounting Services, Inc.
Certified Public Accountants

                           New Era Trading Group, Inc.

                                  Balance Sheet
                                December 31, 2002

     Assets
     Current Assets:
              Cash                                                   $        --
              Accounts Receivable                                             --
              Inventory                                                       --
                                                                     -----------
     Total Current Assets                                                     --

     Equipment, net of accumulated depreciation                               --

     Other Assets:
              Deferred Offering Cost                                          --
              Deposits                                                        --
                                                                     -----------
     Total Other Assets                                                       --
                                                                     -----------

     Total Assets                                                    $        --
                                                                     ===========



     Liabilities and Stockholders' Equity
     Current Liabilities:
              Accounts Payable                                       $        --
              Notes and Advances Payable, current portion                107,353
              Accrued Expenses                                            12,862
                                                                     -----------
     Total Current Liabilities                                           120,215


     Long Term Liabilities:
              Notes Payable, net of current portion                           --
                                                                     -----------
     Total Long Term Liabilities                                              --


     Stockholders' Equity:
              Common stock; $.01 par value; 25,000,000 shares
                     authorized; 15,120,960 issued and outstanding       151,210
              Additional Paid-In Capital                               1,607,988
              Accumulated Deficit                                     (1,641,769)
              Treasury Stock                                            (237,644)
                                                                     -----------
     Total Stockholders' Equity                                         (120,215)
                                                                     -----------

     Total Liabilities and Stockholders' Equity                      $        --
                                                                     ===========




Read Independent Auditor's report. The accompanying notes are an integral part of the financial statements.

                           New Era Trading Group, Inc.

                             Statement of Operations
                              For the Periods Ended

                                                                       Nine Months              Nine Months
                                                                          Ended                    Ended
                                                                       12/31/2002               12/31/2001
                                                                       ----------               ----------
Revenue:

       Sales                                                           $    --                    $    --
       Other
                                                                       -------                    -------


Cost of Goods Sold                                                          --                         --
                                                                       -------                    -------


Gross Profit (Loss)                                                         --                         --


Cost and Expenses:

       Selling Expenses                                                     --                         --
       General and Administrative                                           --                         --
       Interest                                                          4,288                      4,288
                                                                       -------                    -------
                                                                         4,288                      4,288
                                                                       -------                    -------

Net Loss                                                               $(4,288)                   $(4,288)
                                                                       =======                    =======


Primary Net Loss per Common Share                                      $    --                    $    --
                                                                       =======                    =======






Read Independent Auditor's report. The accompanying notes are an integral part of the financial statements.

                           New Era Trading Group, Inc.

                            Statements of Cash Flows
                              For the Periods Ended


                                                                                 Nine Months              Nine Months
                                                                                    Ended                    Ended
                                                                                  12/31/2002              12/31/2001
                                                                                  ----------              ----------
Operating Activities
       Net loss                                                                   $(4,288)               $(4,288)
       Adjustments to reconcile net loss to net cash
             used by operating activities:
                   Depreciation and amortization                                       --                     --
                   Loss on retirement of equipment                                     --                     --
                   (Increase) decrease in:
                         Other assets                                                  --                     --
                   Increase (decrease) in:
                         Accounts payable                                              --                     --
                         Accrued expenses                                           4,288                  4,288
                                                                                  -------                -------
       Total adjustments                                                            4,288                  4,288
                                                                                  -------                -------
       Net cash provided (used) by operating activities                                --                     --
                                                                                  -------                -------

Financing Activities
       Payments on notes payable                                                       --                     --
       Additional Paid in Capital                                                      --                     --
                                                                                  -------                -------
       Net cash used by financing activities                                           --                     --
                                                                                  -------                -------

Net Increase (decrease) in cash                                                        --                     --

Cash, beginning of year                                                                --                     --
                                                                                  -------                -------

Cash, end of year                                                                 $    --                $    --
                                                                                  =======                =======

Supplementary disclosures of cash flow
       information and noncash investing
       and financing activities
             Cash paid during year for interest                                   $    --                $    --
                                                                                  =======                =======
             Stock exchanged for debt                                             $    --                $    --
                                                                                  =======                =======


Read Independent Auditor's report. The accompanying notes are an integral part of the financial statements.

                           New Era Trading Group, Inc.

                  Statement of Changes in Stockholders' Equity
                     For the Period Ended December 31, 2002

                                                                                          Additional
                                                             Common Stock                   Paid-In          Accumulated
                                                   ----------------------------------
                                                       Shares             Amount            Capital            Deficit
                                                   -------------------------------------------------------------------------
Balance, December 31, 2001                             15,120,960          $ 151,210         $1,607,988        $ (1,637,481)

Issuance of Stock

Net Loss for the Period                                                                                              (4,288)
                                                   -------------------------------------------------------------------------


Balance, December 31, 2002                             15,120,960          $ 151,210         $1,607,988        $ (1,641,769)
                                                   =========================================================================






Read Independent Auditor's report. The accompanying notes are an integral part of the financial statements.

                          New Era Trading Group, Inc.
                         Notes to Financial Statements
                For the Periods Ended December 31, 2002 and 2001

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

Advertising costs are charged to operations when incurred. For the periods ended December 31, 2002 and 2001 advertising expense amounted to $0.

Net loss per common share is based upon the weighted average common shares outstanding during each period.

3.  Equipment

There was no equipment as of December 31, 2002.

4.  Inventory

There was no inventory as of December 31, 2002.

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

Read Independent Auditors' Report

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The names, ages and terms of office of directors and executive officers of the Company are set forth in the following table.

Name                Age   All positions with Company            Director since
----                ---   --------------------------            --------------
J. Stuart Grant     42    Director                                1992
Steven L. Hocke     48    Director, President and Chief
                          Financial Officer                       1995
Ronald L. Mallett   52    Director                                1997
Jackson L. Morris   58    Director and Secretary                  1997

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

J. Stuart Grant is a director and the controlling stockholder. Mr. Grant joined the Company in 1992 and served as its president from that time until June 1999. Mr. Grant is the founder, a director and president on a full time basis of Red Spider Technologies, Inc., a Florida corporation, which is developing a Web site on the Internet, provides Web design and development services and information technology services. Between November 1998 and February 2003, Mr. Grant was a director and chief executive officer of 1 Global City, Inc., a company which was doing many of the things Red Spider Technologies, Inc. is not doing. 1 Global City, Inc. was liquidated in a Chapter 11 bankruptcy in 2003. Between February and November 1998, when Mr. Grant founded 1 Global City.Com, Inc., Mr. Grant essentially was not employed. Mr. Grant was employed with Home Federal Bank from 1986 to 1987 as a branch manager and with Barnett Bank from 1987 to 1988 in the commercial credit department. He was employed as a registered representative with the investment banking firms of Shearson, Lehman Brothers from 1988 to 1990, with Smith Barney from 1990 to 1991 and with Raymond James and Associates from 1991 to 1992. In the securities brokerage business, Mr. Grant customers were primarily individual investors. Mr. Grant earned a Bachelor of Business Administration degree (1986) from Morehead State University in Kentucky.

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

Ronald L. Mallett, a director and treasurer of the Company, is a Vice President and the General Manager of Thigpen Heating & Cooling, Inc. of Jacksonville, Florida, employment which he started in June 1997. From 1990 to June 1997, Mr. Mallett was a vice president of Certified Air Contractors, Inc. of Jacksonville, Florida. Both Thigpen Heating & Cooling, Inc. and Certified Air Contractors, Inc. are regional heating, air conditioning and refrigeration contractors with annual sales of approximately $4 million and $3 million, respectively. Mr. Mallett's duties with each company include sales and operations. Mr. Mallett is a member of the Occupational License Tax Equity Study Commission, a post appointed by the mayor of Jacksonville, Florida, for one year beginning 1995. From 1990 to 1995, Mr. Mallett was the president of Jacksonville Air Conditioning Contractors Association and in 1990 and 1991 he was a member of the board of the American Subcontractors Association, North Florida Chapter. Beginning in 1994 to the present Mr. Mallett has served on several committees of the Associated General Contractors of North Florida and was elected to the board of that organization in 1996. Mr. Mallett was a director and the executive vice president of 1 Global City.Com, Inc. 1 Global City, Inc. was liquidated in a Chapter 11 bankruptcy in 2003. Mr. Mallett retired from the U.S. Marine Corps in 1990 with the rank of Captain after twenty-three years of service. Mr. Mallett earned a B.S. degree in occupational education (1985) from Southern Illinois University.

Jackson L. Morris, Esq., a director and secretary of the Company, is an attorney in private practice since 1992. He practiced law in Tampa and St. Petersburg, Florida with the law firm of Harris, Barrett, Mann & Dew in 1991 and 1992. Mr. Morris was a founding member of the St. Petersburg, Florida law firm of Greene & Mastry, P.A. in 1984, practicing law with that firm until 1991 and with its predecessor from 1982 to 1984. Mr. Morris' law practice has been primarily in the areas of general corporate, securities and contract law. Mr. Morris is a member of The Florida Bar, The State Bar of Georgia (inactive) and The District of Columbia Bar. He is admitted to practice before the United States Tax Court and Supreme Court of the United States of America. Mr. Morris is a director of Stampede Worldwide, Inc., a company whose stock is publicly traded and quoted in the "Pink Sheets" and which has recently been reorganized under Chapter 11 of the Bankruptcy Code. Mr. Morris is a director, the secretary and general counsel of 1 Global City.Com, Inc. 1 Global City, Inc. was liquidated in a Chapter 11 bankruptcy in 2003. Mr. Morris agreed, without admitting or denying the facts therein, to entry of an administrative order by the U.S. Securities and Exchange Commission on April 3, 2001 that he cease and desist from the sale of securities in violation of the registration requirements of the Securities Act of 1933, as amended. The order stems from public sales in 1998 of 50,000 shares of stock Mr. Morris received in payment of legal fees in connection with a reverse merger and which he made in reliance upon an opinion of counsel the Commission alleged was invalid. Mr. Morris earned a B.A. degree in economics (1966) and a Juris Doctor degree (1969) from the Emory University in Atlanta, Georgia and a LL.M. degree in federal taxation (1974) from Georgetown University Law Center.

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

Item 10. Executive Compensation:

The Company did not pay or accrue any compensation to its executive officers during 2000, 2001 and 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The names of directors and officers and the name of each person who owns legally and beneficially more than five percent of the Company's issued and outstanding Common Stock on December 31, 2002 which has not changed since that date, the address of each such person, the number of shares which each owns and the percentage of the outstanding Common Stock represented by such shares is set forth in the following table.

Name                                                              Number of shares          Percentage
----                                                              ----------------          ----------

J. Stuart Grant                                                      3,218,000 (1)            21.4
311 Palmetto Lane, Largo, Florida 33770

Steven L. Hocke                                                      2,002,500 (2)            13.3
7511 N.W. First Court, Pembroke Pines, Florida 33024

Ronald L. Mallett                                                      590,000 (3)             3.9
2716 Victorian Oaks Drive, Jacksonville, Florida 32223

Jackson L. Morris                                                      635,320 (4)             4.2
3116 West North A Street, Tampa, Florida 33609-1544

Directors and officers                                               6,445,820                42.8
as a group (4 persons)

Sergia Quijano                                                         765,000 (5)             5.1
2140 Taylor Street, Apt. 903, San Francisco,
California 94133


(1)  All shares acquired more than two years ago.
(2) All shares acquired more than two years ago. Beneficial ownership of 1,047,500 shares held jointly by Mr. Hocke and his wife.
(3) All shares acquired more than two years ago. Beneficial ownership of 10,000 shares held jointly by Mr. Mallett and his wife.
(4) All shares acquired more than two years ago. Includes 100,000 shares which the transfer agent has overlooked issuance. (5) All shares acquired more than two years ago.

Item 12.  Certain Relationships and Related Transactions.

The Company has not engaged in any related party transactions with its directors or officers within the twelve months ended December 31, 2002.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits:

32 CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF SARBANES-OXLEY ACT OF 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Era Trading Group, Inc.

By: /s/ Steven L. Hocke
----------------------------------------
Steven L. Hocke
President, Chief Executive Officer,
Chief Financial and Accounting Officer
Date signed:  July 19, 2004