Form 10QSB
period 2003-06-30
NEW ERA TRADING GROUP INC
filed 2004-07-19
CIK 1108307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

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

The number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2003, was 15,120,960 shares, all of one class, $.001 par value.

Transitional Small Business Disclosure Format (check one);

Yes [ ] No [X]

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.

                           New Era Trading Group, Inc.

                                  Balance Sheet
                                  June 30, 2003

Assets
Current Assets:
         Cash                                                   $        --
         Accounts Receivable                                             --
         Inventory                                                       --
                                                                -----------
Total Current Assets                                                     --

Equipment, net of accumulated depreciation                               --

Other Assets:
         Deferred Offering Cost                                          --
         Deposits                                                        --
                                                                -----------
Total Other Assets                                                       --
                                                                -----------

Total Assets                                                    $        --
                                                                ===========


Liabilities and Stockholders' Equity
Current Liabilities:
         Accounts Payable                                       $        --
         Notes and Advances Payable, current portion                107,353
         Accrued Expenses                                            15,006
                                                                -----------
Total Current Liabilities                                           122,359


Long Term Liabilities:
         Notes Payable, net of current portion                           --
                                                                -----------
Total Long Term Liabilities                                              --

Stockholders' Equity:
         Common stock; $.01 par value; 25,000,000 shares
                authorized; 15,120,960 issued and outstanding       151,210
         Additional Paid-In Capital                               1,607,988
         Accumulated Deficit                                     (1,643,913)
         Treasury Stock                                            (237,644)
                                                                -----------
Total Stockholders' Equity                                         (122,359)
                                                                -----------

Total Liabilities and Stockholders' Equity                      $        --
                                                                ===========




Read Independent Auditor's report. The accompanying notes are an integral part of the financial statements.

                           New Era Trading Group, Inc.

                             Statement of Operations
                              For the Periods Ended

                                                                       Nine Months              Nine Months
                                                                          Ended                    Ended
                                                                        6/30/2003                6/30/2002
                                                                        ---------                ---------
Revenue:

       Sales                                                              $    --                    $    --
       Other
                                                                          -------                    -------

Cost of Goods Sold                                                             --                         --
                                                                          -------                    -------


Gross Profit (Loss)                                                            --                         --


Cost and Expenses:

       Selling Expenses                                                        --                         --
       General and Administrative                                              --                         --
       Interest                                                             2,144                      2,144
                                                                          -------                    -------
                                                                            2,144                      2,144
                                                                          -------                    -------

Net Loss                                                                  $(2,144)                   $(2,144)
                                                                          =======                    =======

Primary Net Loss per Common Share                                         $    --                    $    --
                                                                          =======                    =======


Read Independent Auditor's report. The accompanying notes are an integral part of the financial statements.

                           New Era Trading Group, Inc.

                            Statements of Cash Flows
                              For the Periods Ended


                                                                           Nine Months           Nine Months
                                                                              Ended                 Ended
                                                                            6/30/2003             6/30/2002
                                                                            ---------             ---------
Operating Activities
       Net loss                                                            $(2,144)               $(2,144)
       Adjustments to reconcile net loss to net cash
             used by operating activities:
                   Depreciation and amortization                                --                     --
                   Loss on retirement of equipment                              --                     --
                   (Increase) decrease in:
                         Other assets                                           --                     --
                   Increase (decrease) in:
                         Accounts payable                                       --                     --
                         Accrued expenses                                    2,144                  2,144
                                                                           -------                -------
       Total adjustments                                                     2,144                  2,144
                                                                           -------                -------
       Net cash provided (used) by operating activities                         --                     --
                                                                           -------                -------


Financing Activities
       Payments on notes payable                                                --                     --
       Additional Paid in Capital                                               --                     --
                                                                           -------                -------
       Net cash used by financing activities                                    --                     --
                                                                           -------                -------


Net Increase (decrease) in cash                                                 --                     --

Cash, beginning of year                                                         --                     --
                                                                           -------                -------

Cash, end of year                                                          $    --                $    --
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

                           New Era Trading Group, Inc.

                  Statement of Changes in Stockholders' Equity
                       For the Period Ended June 30, 2003

                                                                                          Additional
                                                             Common Stock                   Paid-In          Accumulated
                                                   ----------------------------------
                                                       Shares             Amount            Capital            Deficit
                                                   -------------------------------------------------------------------------

Balance, December 31, 2002                             15,120,960          $ 151,210         $1,607,988        $ (1,641,769)

Issuance of Stock

Net Loss for the Period                                                                                              (2,144)
                                                   -------------------------------------------------------------------------


Balance, June 30, 2003                                 15,120,960          $ 151,210         $1,607,988        $ (1,643,913)
                                                   =========================================================================





Read Independent Auditor's report. The accompanying notes are an integral part of the financial statements.

                          New Era Trading Group, Inc.
                         Notes to Financial Statements
                  For the Periods Ended June 30, 2003 and 2002


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

    Advertising costs are charged to operations when incurred. For the periods ended June 30, 2003 and 2002 advertising expense amounted to $0.

     Net loss per common share is based upon the weighted average common shares outstanding during each period.

3.  Equipment

There was no equipment as of June 30, 2003 and 2002.

4.  Inventory

There was no inventory as of June 30, 2003 and 2002.

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

New Era Trading Group, Inc.
(Registrant)

Date: July 19, 2004

                              /s/ Steven L. Hocke
                              --------------------------------------------
                                  Steven L. Hocke,
                                  Chief Executive Officer and
                                  Chief Financial and Accounting Officer