Form 10KSB
period 2003-12-31
NEW ERA TRADING GROUP INC
filed 2004-07-19
CIK 1108307

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                  Form 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,120,960 shares at December 31, 2003.

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

Activities Designed to Locate a Target Business

The Company has not been actively seeking a Business Combination during the 2003 calendar year. At some point, the Company intends to seek business opportunities for the purpose of effectuating a Business Combination with a Target Business which management believes to possess significant growth and profit potential. Immediately prior to or following the completion of Business Combination, the Company intends to seek a market maker to sponsor the quotation of the Company's common stock on the OTC Bulletin Board or to apply directly for listing of its common stock for trading. The Company intends to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings. The Company may effect a Business Combination with a Target Business which may be financially unstable, in its early stages of development or growth and involve a high degree of risk. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. None of the Company's present directors and officers expect to remain associated in any operational, managerial or executive capacity with or as directors of the Company following a Business Combination. Nor does present management of the Company expect to be involved in management of or as an investor in the Target Business before a Business Combination. Present management expects the management of the Target Business will assume management of the Company following the Business Combination. Presently, the Company has no plan, proposal, agreement, understanding or arrangement and is not conducting any discussions to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. Furthermore, the Company has no budget or funding set aside for that purpose. Any investigation, discussion, negotiation and acquisition of a Target Business, if any, will be paid for by the Company's present management. Pursuant to resolution of the Company's board of directors, no Business Combination may occur prior to the Company obtaining the requisite audited financial statements required pursuant to Form 8-K (or its equivalent) promulgated under the Exchange Act.

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

(1) This judgment is for the quotation for the full project, which was only about one-half completed before work was suspended by the plaintiff due the Company's non payment. (2) The Company believes this judgment is for the balance of the lease contract, without credit for the returned copy machine.
(3) The Company believes this plaintiff is no longer in business. No counsel is currently representing the plaintiff. The original contract was for $5,000, which was partially paid by the Company and by Mr. Grant pursuant to his personal guarantee. The Company is unable to determine the amount due a December 31, 2003.

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

Number of Stockholders and Status of Stock

At December 31, 2003, the Company has approximately 280 stockholders of record holding a total of 15,120,960 shares of its Common Stock. All of the Common Stock has been outstanding for more than two years. In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has beneficially owned restricted shares of Common Stock for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of one percent of the total number of outstanding shares of the same class or, if the Common Stock is traded on a national securities exchange or the NASDAQ system, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least the three months immediately preceding the sale and who has beneficially owned restricted shares of Common Stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above. In the event the Company becomes delinquent in filing reports under the Exchange Act, Rule 144 would not be available for the resale of any shares owned by affiliates or owned by non-affiliates of the Company for less than two years.

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

Recent Sales of Securities:

The Company did not sell any securities during the 2002 and 2003 fiscal years.

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

Item 7. Financial Statements.

                      PREFERRED ACCOUNTING SERVICES, INC.
                              2750 CORAL WAY #202
                                MIAMI, FL 33145

April 17, 2004

To the Board of Directors
New Era Trading Group, Inc.
Miami, Florida

We have audited the accompanying balance sheet of New Era Trading Group, Inc. for the as of December 31, 2003 and 2002, and the related statements of income and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of New Era Trading Group, Inc. as of December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ana Costales
-----------------------------------
Ana Costales
Preferred Accounting Services, Inc.
Certified Public Accountants

                           New Era Trading Group, Inc.

                                  Balance Sheet
                                December 31, 2003

Assets
Current Assets:
         Cash                                                   $        --
         Accounts Receivable                                             --
         Inventory                                                       --
                                                                -----------
Total Current Assets                                                     --

Equipment, net of accumulated depreciation                               --

Other Assets:
         Deferred Offering Cost                                          --
         Deposits                                                        --
                                                                -----------
Total Other Assets                                                       --
                                                                -----------

Total Assets                                                    $        --
                                                                ===========



Liabilities and Stockholders' Equity
Current Liabilities:
         Accounts Payable                                       $        --
         Notes and Advances Payable, current portion                107,353
         Accrued Expenses                                            17,150
                                                                -----------
Total Current Liabilities                                           124,503


Long Term Liabilities:
         Notes Payable, net of current portion                           --
                                                                -----------
Total Long Term Liabilities                                              --


Stockholders' Equity:
         Common stock; $.01 par value; 25,000,000 shares
                authorized; 15,120,960 issued and outstanding       151,210
         Additional Paid-In Capital                               1,607,988
         Accumulated Deficit                                     (1,646,057)
         Treasury Stock                                            (237,644)
                                                                -----------
Total Stockholders' Equity                                         (124,503)
                                                                -----------

Total Liabilities and Stockholders' Equity                      $        --
                                                                ===========




Read Independent Auditor's report. The accompanying notes are an integral part of the financial statements.

                           New Era Trading Group, Inc.

                             Statement of Operations
                              For the Periods Ended

                                                                       Nine Months              Nine Months
                                                                          Ended                    Ended
                                                                       12/31/2003               12/31/2002
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

                           New Era Trading Group, Inc.

                            Statements of Cash Flows
                              For the Periods Ended


                                                                                 Nine Months            Nine Months
                                                                                    Ended                  Ended
                                                                                  12/31/2003            12/31/2002
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

                           New Era Trading Group, Inc.

                  Statement of Changes in Stockholders' Equity
                     For the Period Ended December 31, 2003


                                                                                          Additional
                                                             Common Stock                   Paid-In          Accumulated
                                                   ----------------------------------
                                                       Shares             Amount            Capital            Deficit
                                                   -------------------------------------------------------------------------
Balance, December 31, 2002                             15,120,960          $ 151,210         $1,607,988        $ (1,641,769)

Issuance of Stock

Net Loss for the Period                                                                                              (4,288)
                                                   -------------------------------------------------------------------------


Balance, December 31, 2003                             15,120,960          $ 151,210         $1,607,988        $ (1,646,057)
                                                   =========================================================================



Read Independent Auditor's report. The accompanying notes are an integral part of the financial statements.

                          New Era Trading Group, Inc.
                         Notes to Financial Statements
                For the Periods Ended December 31, 2003 and 2002

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

Advertising costs are charged to operations when incurred. For the periods ended December 31, 2003 and 2002 advertising expense amounted to $0.

Net loss per common share is based upon the weighted average common shares outstanding during each period.

3.  Equipment

There was no equipment as of December 31, 2003 and 2002.

4.  Inventory

There was no inventory as of December 31, 2003 and 2002.

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

Item 10. Executive Compensation:

The Company did not pay or accrue any compensation to its executive officers during 2001, 2002 and 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The names of directors and officers and the name of each person who owns legally and beneficially more than five percent of the Company's issued and outstanding Common Stock on December 31, 2003 which has not changed since that date, the address of each such person, the number of shares which each owns and the percentage of the outstanding Common Stock represented by such shares is set forth in the following table.

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

Item 12.  Certain Relationships and Related Transactions.

The Company has not engaged in any related party transactions with its directors or officers within the twelve months ended December 31, 2003.

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