Form 10QSB
period 2004-03-31
NEW ERA TRADING GROUP INC
filed 2004-07-19
CIK 1108307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

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

The number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2004, was 15,120,960 shares, all of one class, $.001 par value.

Transitional Small Business Disclosure Format (check one);

Yes [ ] No [X]

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.

                           New Era Trading Group, Inc.

                                  Balance Sheet
                                 March 31, 2004

Assets
Current Assets:
         Cash                                                   $        --
         Accounts Receivable                                             --
         Inventory                                                       --
                                                                -----------
Total Current Assets                                                     --

Equipment, net of accumulated depreciation                               --

Other Assets:
         Deferred Offering Cost                                          --
         Deposits                                                        --
                                                                -----------
Total Other Assets                                                       --
                                                                -----------

Total Assets                                                    $        --
                                                                ===========


Liabilities and Stockholders' Equity
Current Liabilities:
         Accounts Payable                                       $        --
         Notes and Advances Payable, current portion                107,353
         Accrued Expenses                                            18,222
                                                                -----------
Total Current Liabilities                                           125,575


Long Term Liabilities:
         Notes Payable, net of current portion                           --
                                                                -----------
Total Long Term Liabilities                                              --


Stockholders' Equity:
         Common stock; $.01 par value; 25,000,000 shares
                authorized; 15,120,960 issued and outstanding       151,210
         Additional Paid-In Capital                               1,607,988
         Accumulated Deficit                                     (1,647,129)
         Treasury Stock                                            (237,644)
                                                                -----------
Total Stockholders' Equity                                         (125,575)
                                                                -----------

Total Liabilities and Stockholders' Equity                      $        --
                                                                ===========




Read Independent Auditor's report. The accompanying notes are an integral part of the financial statements.

                           New Era Trading Group, Inc.

                             Statement of Operations
                              For the Periods Ended

                                                                       Nine Months              Nine Months
                                                                          Ended                    Ended
                                                                        3/31/2004                3/31/2003
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

                           New Era Trading Group, Inc.

                            Statements of Cash Flows
                              For the Periods Ended


                                                                                 Nine Months              Nine Months
                                                                                    Ended                    Ended
                                                                                  3/31/2004                3/31/2003
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

                           New Era Trading Group, Inc.

                  Statement of Changes in Stockholders' Equity
                       For the Period Ended March 31, 2004

                                                                                          Additional
                                                             Common Stock                   Paid-In          Accumulated
                                                   ----------------------------------
                                                       Shares             Amount            Capital            Deficit
                                                   -------------------------------------------------------------------------

Balance, December 31, 2003                             15,120,960          $ 151,210         $1,607,988        $ (1,646,057)

Issuance of Stock

Net Loss for the Period                                                                                              (1,072)
                                                   -------------------------------------------------------------------------


Balance, March 31, 2004                                15,120,960          $ 151,210         $1,607,988        $ (1,647,129)
                                                   =========================================================================




Read Independent Auditor's report. The accompanying notes are an integral part of the financial statements.

                          New Era Trading Group, Inc.
                         Notes to Financial Statements
                 For the Periods Ended March 31, 2004 and 2003

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

     Advertising costs are charged to operations when incurred. For the periods ended March 31, 2004 and 2003 advertising expense amounted to $0.

         Net loss per common share is based upon the weighted average common shares outstanding during each period.

3.  Equipment

     There was no equipment as of March 31, 2004 and 2003.

4.  Inventory

     There was no inventory as of March 31, 2004 and 2003.

5.  Deferred Offering Cost

     Deferred Offering Cost consists of costs incurred by the Company in the process of a public offering. There were no costs in 2004 and 2003.

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

New Era Trading Group, Inc.
(Registrant)

Date:  July 19, 2004

/s/  Steven L. Hocke
--------------------------------------
Steven L. Hocke
Chief Executive Officer and
Chief Financial and Accounting Officer